Form 10-Q
period 1995-03-31
PAINEWEBBER INCOME PROPERTIES TWO LTD PARTNERSHIP
filed 1995-05-15
CIK 313044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .


                        Commission File Number:  0-10977


             PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)


              Delaware                                   04-2689565
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

                 265 Franklin Street, Boston, Massachusetts   02110
                 (Address of principal executive offices)(Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X. No        .

             PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                     March 31, 1995 and September 30, 1994
                                  (Unaudited)

                                     ASSETS
                                                      March 31   September 30

Investment property held for sale, net               $ 4,348,594 $ 3,910,782

Cash and cash equivalents                                563,350     202,812
Restricted escrow deposits                             1,074,202   1,695,420
Accounts receivable - affiliates                             813      12,865
Prepaid expenses                                          32,077      23,353
Deferred expenses, net                                   224,089     228,975
                                                     $ 6,243,125 $ 6,074,207


                       LIABILITIES AND PARTNERS' DEFICIT

Mortgage note payable                                $ 9,890,770 $ 9,924,203
Accounts payable and accrued expenses                    316,419     203,281
Real estate taxes payable                                 49,143     144,171
Tenant security deposits and other liabilities           177,199     176,060
Venture partner's subordinated deficit                (1,743,081) (1,826,129)
Partners' deficit                                     (2,447,325) (2,547,379)
                                                     $ 6,243,125 $ 6,074,207


       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the six months ended March 31, 1995 and 1994
                                  (Unaudited)

                                                     General      Limited
                                                     Partners    Partners

Balance at September 30, 1993                        $ 6,361     $(2,496,858)
Net loss                                                (974)        (96,400)
BALANCE AT MARCH 31, 1994                            $ 5,387     $(2,593,258)

Balance at September 30, 1994                        $ 5,785     $(2,553,164)
Net income                                             1,001          99,053
BALANCE AT MARCH 31, 1995                            $ 6,786     $(2,454,111)


                            See accompanying notes.


             PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three and  six months ended March 31, 1995 and 1994
                                  (Unaudited)

                                  Three Months Ended      Six Months Ended
                                      March 31,                March 31,
                                  1995       1994        1995        1994

REVENUES:
   Rental revenues             $588,165    $560,514   $1,163,162 $ 1,118,807
   Interest and other income     29,680      22,466       92,619      53,117
                                617,845     582,980    1,255,781   1,171,924

EXPENSES:
   Property operating expenses  260,644     245,536      566,711     555,952
   Interest expense and
     related financing fees     181,950     183,141      364,105     348,186
   Depreciation and amortization  1,465     133,003        5,471     266,006
   Real estate taxes             49,143      22,946       94,896      75,471
   General and administrative    23,237      33,258       41,496      56,495
                                516,439     617,884    1,072,679   1,302,110
Operating income (loss)         101,406     (34,904)     183,102    (130,186)

Venture partner's share
  of venture's operations       (45,487)     11,765      (83,048)     32,812

NET INCOME (LOSS)              $ 55,919    $(23,139)   $ 100,054   $ (97,374)

Net income (loss) per Limited
   Partnership Unit              $ 3.58      $(1.48)     $  6.41     $ (6.24)


The above net income (loss) per Limited Partnership Unit is based upon the 15,445 Limited Partnership Units outstanding during each period.



                            See accompanying notes.


             PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended March 31, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)

                                                           1995        1994

Cash flows from operating activities:
   Net income (loss)                                    $100,054   $ (97,374)
   Adjustments to reconcile net income
     loss) to net cash provided by (used for)
      operating activities:
      Depreciation and amortization                        5,471     266,006
      Venture partner's share of venture's operations     83,048     (32,812)
      Changes in assets and liabilities:

       Restricted escrow deposits                        621,218     154,680
       Real estate tax escrows                                 -    (153,784)
       Accounts receivable                                     -      (3,124)
       Accounts receivable - affiliates                   12,052       9,478
        Prepaid expenses and other assets                 (8,724)     66,853
       Deferred expenses                                    (585)    (38,298)
       Accounts payable and accrued expenses             113,138     (29,315)
       Real estate taxes payable                         (95,028)   (120,693)
       Tenant security deposits and other
         liabilities                                       1,139     (35,446)
           Total adjustments                             731,729      83,545
           Net cash provided by (used for)
           operating activities                          831,783     (13,829)

Cash flows from investing activities:
   Additions to investment property held for sale       (437,812)    (23,609)
            Net cash used for investing activities      (437,812)    (23,609)

Cash flows from financing activities:
   Principal payments on mortgage note payable           (33,433)    (31,069)
           Net cash used for financing activities        (33,433)    (31,069)

Net increase (decrease) in cash and cash equivalents     360,538     (68,507)

Cash and cash equivalents, beginning of period           202,812     420,261

Cash and cash equivalents, end of period                $563,350    $351,754

Cash paid during the period for interest                $364,206    $366,568





                            See accompanying notes.

1. General

   The accompanying consolidated financial statements, footnotes and discussion should be read in conjunction with the financial statements and footnotes contained in the Partnership's Annual Report for the year ended September 30, 1994.

   In the opinion of management, the accompanying consolidated financial statements, which have not been audited, reflect all adjustments necessary to present fairly the results for the interim period. All of the accounting adjustments reflected in the accompanying interim financial statements are of a normal recurring nature.

2. Real Estate Investment

   At March 31, 1995, the Partnership has an ownership interest in one joint venture, Spanish Trace Associates, which owns the Spanish Trace Apartments, a 372-unit apartment complex located in St. Louis, Missouri. This joint venture is consolidated in the Partnership's financial statements, and therefore, the assets, liabilities, revenues and expenses of the venture appear in the consolidated statements. The effects of all transactions between the Partnership and the consolidated joint venture have been eliminated in the consolidation.

   The following is a summary of property operating expenses for the three and six months ended March 31, 1995 and 1994.

                                  Three Months Ended      Six Months Ended
                                       March 31,              March 31,
                                 1995         1994        1995        1994


     Repairs and maintenance   $ 70,078    $ 60,997    $ 162,626    $171,232
     Utilities                   37,876      31,170       75,517      71,230
     Insurance                   22,170      34,663       44,274      44,198
     Management fees             30,674      29,180       59,428      58,477
     General and
        administrative           99,846      89,526      224,866     210,815
                               $260,644    $245,536    $ 566,711    $555,952


3. Related Party Transactions

   Included in general and administrative expenses for the six months ended March 31, 1995 and 1994 is $18,410 and $9,078, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the six months ended March 31, 1995 and 1994 is $557 and $890, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.



 4.  Mortgage Note Payable

   The mortgage note payable on the consolidated balance sheets relates to the Spanish Trace joint venture and is secured by that venture's operating investment property.

   Mortgage note payable consists of the following at March 31, 1995 and September 30, 1994:

                                                      March 31    September 30

   7.35% nonrecourse mortgage loan secured by the
   Spanish Trace Apartments, payable in monthly
   installments, including principal and interest
   of $66,273 through August 1, 2028.  The
   remaining balance of principal and interest is
   due September 1, 2028 (see discussion below).      $ 9,890,770   $9,924,203


   On August 31,1993, the Partnership refinanced the existing debt on Spanish Trace Apartments with a new loan insured by the U.S. Department of Housing and Urban Development (HUD). As part of the HUD insured loan program, the operating investment property was required to establish an escrow account for a replacement reserve and other required repairs. The balance of these restricted escrow deposits totalled approximately $1,074,000 and $1,695,000 as of March 31, 1995 and September 30, 1994, respectively.


             PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   The Partnership's remaining investment is a joint venture interest in the Spanish Trace Apartments, located in St. Louis, Missouri. The Partnership has already returned capital of approximately $3,344,000 to the Limited Partners from the Spanish Trace investment as a result of a 1985 refinancing transaction. As previously reported, on August 31, 1993 the Partnership completed a second refinancing of the existing debt on the Spanish Trace Apartments with a loan insured by the U.S. Department of Housing and Urban Development (HUD). As part of the HUD insured loan program, the Spanish Trace joint venture was required to establish an escrow account for a replacement reserve and other required repairs. The balance of these restricted escrow deposits totalled approximately $1,074,000 as of March 31, 1995. These escrows will provide the capital necessary to address certain deferred maintenance and capital improvement items that will significantly upgrade individual units and the property as a whole. The capital improvement program commenced during fiscal 1994. To date, the joint venture has incurred over $1.1 million in improvement costs. A substantial portion of such costs have been reimbursed from the restricted escrow deposits through the second quarter of fiscal 1995. With a major portion of the exterior phase of the capital improvement program now completed, management has stepped up its leasing and marketing efforts to take advantage of the property's improved physical appearance. As of March 31, 1995, the occupancy at Spanish Trace had reached 95%, an increase of 3% over the previous fiscal quarter. The rest of the improvement program is expected to be completed during fiscal 1995.

    Conditions in the markets for multi-family residential properties across the country continue to demonstrate gradual improvement. The recent increase in market interest rate levels should help further such improvement as it reduces the competition from the single-family home market and it makes construction of new multi-family units more expensive to finance. The absence of significant new construction has allowed the oversupply which existed in many markets as a result of the overbuilding of the 1980s to be absorbed. The results of this absorption have been stabilized occupancy levels and a gradual improvement in rental rates, which have had a positive impact on cash flow levels and, consequently, property values. The implementation of the capital improvement program made possible by the 1993 refinancing of Spanish Trace is expected to support management's ability to increase rents and add value to the property. The capital work and rental rate increases are part of management's strategic plan to maximize the return to the Limited Partners upon the sale of Spanish Trace. The Managing General Partner, together with the Partnership's co-venture partner, engaged in limited marketing efforts to sell the property during fiscal 1994. Certain parties, including the co-venture partner, have expressed preliminary interest in engaging in sale discussions. As the capital improvement program nears completion in fiscal 1995, management believes that there may be a favorable opportunity to complete a sale transaction. Management must also consider the near term appreciation potential of the property in light of the planned rental rate increases in order to determine what would be the most favorable timing for a sale of Spanish Trace.

    At March 31, 1995 the Partnership and its consolidated joint venture had cash and cash equivalents of approximately $563,000. Approximately $562,000 of the cash and cash equivalents is held by the consolidated joint venture, Spanish Trace Associates. The availability of this cash to the Partnership is restricted by the terms of the joint venture agreement and the HUD financing agreement. Under the HUD financing agreement, distributions of surplus cash to the venture partners can only be made twice a year. In addition, certain excess reserve funds are due to be released to the joint venture in fiscal 1995, but must be approved by HUD before they will be available for distribution to the Partnership. As a result, the General Partner may be called upon to provide the Partnership with a short-term advance to cover operating expenses until the joint venture receives HUD approval to release a distribution. The Partnership's cash and cash equivalents will be utilized for its working capital requirements. The source of future liquidity and distributions to the partners is expected to be from the proceeds received from the sale of the Spanish Trace Apartments, the Partnership's remaining operating investment property. A sale of the remaining property would initiate a liquidation of the Partnership, which could occur in fiscal 1995. However, there can be no assurances that a sale and liquidation will occur in fiscal 1995. Upon the sale of the Partnership's remaining asset, the Partnership's share of net sale proceeds, along with any remaining cash reserves after payment of all Partnership obligations (including liquidation-related expenses), would be distributed to the partners in accordance with the Partnership Agreement.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995

    The Partnership reported net income of approximately $56,000 for the three months ended March 31, 1995, as compared to a net loss of approximately $23,000 for the same period in the prior year. This favorable change in net operating results for the second quarter of fiscal 1995 is the result of a combination of increased rental revenues and a decrease in expenses. Rental revenues increased by approximately $28,000 for the current three-month period, primarily reflecting increasing rental rates made possible by the capital improvement program at Spanish Trace. The decrease in expenses of approximately $101,000 can be primarily attributed to the absence of depreciation recorded on the operating investment property in the current period. As of September 30, 1994, the Spanish Trace property was classified as an asset held for sale, as a result of management's plans to market the property for sale in fiscal 1995, as described above. The estimated market value of the Spanish Trace Apartments is substantially higher than the net carrying value of the property on the accompanying balance sheets. Therefore, no further depreciation will be recorded unless the Partnership's plans for holding the asset change at some future date.

Six Months Ended March 31, 1995

     For the six-month period ended March 31, 1995, the Partnership reported net income of approximately $100,000, as compared to a net loss of approximately $97,000 for the same period in the prior year. This favorable change in net operating results, of approximately $197,000, can be primarily attributed to the absence of depreciation recorded on the operating investment property for the six month period ended March 31, 1995, as further discussed above. Increases in rental revenues and interest income also contributed to the favorable change in net operating results for the first half of fiscal 1995. Rental revenues increased by approximately $44,000 in the current six-month period, reflecting the increases in rental rates referred to above. Interest and other income increased by approximately $40,000 due to an increase in the interest rates earned on the restricted escrow funds related to the debt refinancing.

                                    PART II
                               OTHER INFORMATION


Item 1. Legal Proceedings

    In November 1994, a series of purported class actions (the "New York
Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Second Income Properties, Inc., an affiliate of PaineWebber and the Managing General Partner in the Partnership.

    The amended complaint in the New York Limited Partnership Actions alleges that, in connection with the sale of interests in PaineWebber Income Properties Two Limited Partnership, PaineWebber and Second Income Properties, Inc. (1) failed to provide adequate disclosure of the risks involved; (2) made false and misleading representations about the safety of the investments and the Partnership's anticipated performance; and (3) marketed the Partnership to investors for whom such investments were not suitable. The plaintiffs, who purport to be suing on behalf of all persons who invested in PaineWebber Income Properties Two Limited Partnership, also allege that following the sale of the partnership interests, PaineWebber and Second Income Properties, Inc. misrepresented financial information about the Partnership's value and performance. The amended complaint alleges that PaineWebber and Second Income Properties, Inc. violated the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the federal securities laws. The plaintiffs seek unspecified damages, including reimbursement for all sums invested by them in the partnerships, as well as disgorgement of all fees and other income derived by PaineWebber from the limited partnerships. In addition, the plaintiffs also seek treble damages under RICO. The defendants' time to move against or answer the complaint has not yet expired.

    Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Second Income Properties, Inc. and its affiliates for costs and liabilities in connection with this litigation. The Managing General Partner intends to vigorously contest the allegations of the action, and believes that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

Item 2. through 5.           NONE

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:                NONE

(b) Reports on Form 8-K:

    No reports on Form 8-K have been filed by the registrant during the quarter for which this report is filed.



              PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       PAINE WEBBER INCOME PROPERTIES TWO

                              LIMITED PARTNERSHIP



                    By: SECOND INCOME PROPERTIES, INC.
                        Managing General Partner



                    By: /s/ Walter V. Arnold
                      Walter V. Arnold
                      Senior Vice President and Chief
                      Financial Officer





Date:  May 12, 1995