Form 10-Q
period 1995-06-30
PAINEWEBBER INCOME PROPERTIES TWO LTD PARTNERSHIP
filed 1995-08-18
CIK 313044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                   FORM 10-Q

    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                       OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from           to          .


                        Commission File Number:  0-10977


             PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)


              Delaware                                   04-2689565
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


265 Franklin Street, Boston, Massachusetts            02110
(Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


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

                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1995 and September 30, 1994
                                  (Unaudited)

                                     ASSETS
                                                   June 30      September 30

Investment property held for sale, net           $ 4,552,538     $ 3,910,782

Cash and cash equivalents                            777,337         202,812
Restricted escrow deposits                           786,039       1,695,420
Accounts receivable - affiliates                      12,865          12,865
Prepaid expenses                                      18,280          23,353
Deferred expenses, net                               282,019         228,975
                                                 $ 6,429,078     $ 6,074,207

                       LIABILITIES AND PARTNERS' DEFICIT

Mortgage note payable                           $  9,873,592     $ 9,924,203
Accounts payable and accrued expenses                279,449         203,281
Accounts payable - affiliates                         89,518               -
Real estate taxes payable                             49,143         144,171
Tenant security deposits and other liabilities       176,474         176,060
Venture partner's subordinated deficit            (1,674,402)     (1,826,129)
Partners' deficit                                 (2,364,696)     (2,547,379)
                                                 $ 6,429,078     $ 6,074,207


       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                For the nine months ended June 30, 1995 and 1994
                                  (Unaudited)

                                                      General       Limited
                                                      Partners      Partners

Balance at September 30, 1993                       $  6,361     $(2,496,858)
Net loss                                              (1,717)       (169,943)
BALANCE AT JUNE 30, 1994                            $  4,644     $(2,666,801)

Balance at September 30, 1994                       $  5,785     $(2,553,164)
Net income                                             1,827         180,856
BALANCE AT JUNE 30, 1995                            $  7,612     $(2,372,308)



                            See accompanying notes.


             PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          For the three and  nine months ended June 30, 1995 and 1994
                                  (Unaudited)

                                  Three Months Ended    Nine Months Ended
                                        June 30,              June 30,
                                  1995        1994        1995        1994

REVENUES:
 Rental revenues              $  591,104  $  572,192 $ 1,754,266 $ 1,690,999
 Interest and other income        41,333      27,887     133,952      81,004
                                 632,437     600,079   1,888,218   1,772,003

EXPENSES:
 Property operating expenses     173,449     251,484     715,507     807,436
 Interest expense and
   related financing fees-       209,829     258,236     598,587     606,422
 Depreciation and amortization     1,465     133,004       6,936     399,010
 Real estate taxes                49,143      55,519     144,039     130,990
 General and administrative       47,243      31,249      88,739      77,277
                                 481,129     729,492   1,553,808   2,021,135
Operating income (loss)          151,308    (129,413)    334,410    (249,132)

Venture partner's share
  of venture's
  operations                     (68,679)     44,660    (151,727)     77,472

NET INCOME (LOSS)            $    82,629  $  (84,753) $  182,683   $(171,660)

Net income (loss) per Limited
   Partnership Unit                $ 5.30      $(5.43)     $11.71     $(11.00)


The above net income (loss) per Limited Partnership Unit is based upon the 15,445 Limited Partnership Units outstanding during each period.



                            See accompanying notes.



             PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 1995 and 1994
                Increase (Decrease) in Cash and Cash Equivalents

                                  (Unaudited)

                                                       1995            1994

Cash flows from operating activities:
 Net income (loss)                                $   182,683   $   (171,660)
 Adjustments to reconcile net income
  (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                       6,936        399,010
    Venture partner's share of venture's
     operations                                       151,727        (77,472)
    Changes in assets and liabilities:
      Restricted escrow deposits                      909,381        (34,577)
      Accounts receivable                                   -         (3,124)
      Accounts receivable - affiliates                      -          5,280
      Prepaid expenses                                  5,073        100,279
      Deferred expenses                               (59,980)             -
      Accounts payable and accrued expenses            76,168        (27,636)
      Accounts payable - affiliates                    89,518        (12,564)
      Real estate taxes payable                       (95,028)       (72,636)
      Tenant security deposits and other
       liabilities                                        414         (1,601)
         Total adjustments                          1,084,209        274,959
         Net cash provided by operating
          activities                                1,266,892        103,299

Cash flows from investing activities:
 Additions to investment property held for sale      (641,756)       (58,584)
         Net cash used for investing activities      (641,756)       (58,584)

Cash flows from financing activities:

 Payment of refinancing transactions costs                  -       (101,204)
 Principal payments on mortgage note payable          (50,611)       (47,035)
         Net cash used for financing activities       (50,611)      (148,239)

Net increase (decrease) in cash
 and cash equivalents                                 574,525       (103,524)

Cash and cash equivalents, beginning of period        202,812        420,261

Cash and cash equivalents, end of period           $  777,337     $  316,737

Cash paid during the period for interest           $  582,577     $  624,804



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

2. Real Estate Investment

   At June 30, 1995, the Partnership has an ownership interest in one joint venture, Spanish Trace Associates, which owns the Spanish Trace Apartments, a 372-unit apartment complex located in St. Louis, Missouri. This joint venture is consolidated in the Partnership's financial statements, and therefore, the assets, liabilities, revenues and expenses of the venture appear in the consolidated statements. The effects of all transactions between the Partnership and the consolidated joint venture have been eliminated in consolidation.

   Subsequent to the quarter ended June 30, 1995, the partnership reached a tentative agreement to sell its interest in the Spanish Trace Apartments to an affiliate of the co-venture partner for a net price of approximately $2.3 million. The net sales price for the Partnership's equity interest is based upon an agreed upon fair market value of the property of $13.3 million. The agreed upon fair market value, of $13.3 million, is supported by management's most recent independent appraisal of Spanish Trace and by the marketing efforts to third-parties which have been conducted over the last year and a half. Under the terms of the Spanish Trace joint venture agreement, the co-venture partner has the right to match any third-party offer to purchase the property. Accordingly, a negotiated sale to the co-venturer or its affiliate at the appropriate market price represents the most expeditious and advantageous way for the Partnership to sell this remaining investment. If the Partnership is successful in closing such a sale, the net sales proceeds, after reserves for expenses associated with the liquidation of the Partnership, would be distributed to the partners in accordance with the Partnership Agreement. The sale remains subject to both executing an acceptable sales contract and obtaining the lender's approval of the buyer's assumption of the first mortgage loan secured by the property. Accordingly, there can be no assurances at this time that the sale will close. Management expects to complete a sale of the property and a liquidation of the Partnership prior to December 31, 1995.

   The following is a summary of property operating expenses for the three and nine months ended June 30, 1995 and 1994.

                            Three Months Ended       Nine Months Ended
                                 June 30,                June 30,
                            1995     1994           1995         1994

     Repairs and
      maintenance      $  71,681 $ 132,401       $ 234,307    $ 303,633
     Utilities            23,398    27,786          98,915       99,016

     Insurance             9,809     9,535          29,430       28,605
     Management fees      31,288    29,930          90,716       88,407
     Administrative
      and other           37,273    51,832         262,139      287,775
                       $ 173,449 $ 251,484       $ 715,507    $ 807,436



3. Related Party Transactions

   Included in general and administrative expenses for the nine months ended June 30, 1995 and 1994 is $26,870 and $13,956, respectively, representing reimbursements to an affiliate of the General Partner for providing certain financial, accounting and investor communication services to the Partnership.

   Also included in general and administrative expenses for the nine months ended June 30, 1995 and 1994 is $557 and $955, respectively, representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

   Included in accounts payable - affiliates is approximately $90,000 payable to an affiliate of the co-venture partner.

 4.  Mortgage Note Payable

   The mortgage note payable on the consolidated balance sheets relates to the Spanish Trace joint venture and is secured by that venture's operating investment property.

   Mortgage note payable consists of the following at June 30, 1995 and September 30, 1994:

                                                  June 30         September 30

   7.35% nonrecourse mortgage loan secured by
   the Spanish Trace Apartments, payable in
   monthly installments, including principal
   and interest of $66,273 through August 1,
   2028.  The remaining balance of principal
   and interest is due September 1, 2028 (see
   discussion below).                            $ 9,873,592      $ 9,924,203


   On August 31, 1993, the Partnership refinanced the existing debt on Spanish Trace Apartments with a new loan insured by the U.S. Department of Housing and Urban Development (HUD). As part of the HUD insured loan program, the operating investment property was required to establish an escrow account for a replacement reserve and other required repairs. The balance of these restricted escrow deposits totalled approximately $786,000 and $1,695,000 as of June 30, 1995 and September 30, 1994, respectively.

5. Contingencies

     The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

             PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

   The Partnership's remaining investment is a joint venture interest in the Spanish Trace Apartments, located in St. Louis, Missouri. Spanish Trace Apartments is a 372-unit, twenty-four year old, garden-style rental property. Subsequent to the quarter ended June 30, 1995, the Partnership reached a tentative agreement to sell its interest in the Spanish Trace Apartments to an affiliate of the co-venture partner for a net price of approximately $2.3 million. The net sales price for the Partnership's equity interest is based upon an agreed upon fair market value of the property of $13.3 million. The agreed upon fair market value, of $13.3 million, is supported by management's most recent independent appraisal of Spanish Trace and by the marketing efforts to third-parties which have been conducted over the last year and a half. Under the terms of the Spanish Trace joint venture agreement, the co-venture partner has the right to match any third-party offer to purchase the property. Accordingly, a negotiated sale to the co-venturer or its affiliate at the appropriate market price represents the most expeditious and advantageous way for the Partnership to sell this remaining investment. If the Partnership is successful in closing such a sale, the net sales proceeds, after reserves for expenses associated with the liquidation of the Partnership, would be distributed to limited partners in accordance with the Partnership Agreement. The sale remains subject to both executing an acceptable sales contract and obtaining the lender's approval of the buyer's assumption of the first mortgage loan secured by the property. Management expects to complete a sale of the property and a liquidation of the Partnership prior to December 31, 1995. However, there can be no assurance that a sale and a liquidation will be completed by that date.

    Conditions in the markets for multi-family residential properties across the country have demonstrated gradual improvement throughout fiscal 1995. The absence of significant new construction activity has allowed the oversupply which existed in many markets as a result of the overbuilding of the 1980s to be absorbed. The results of this absorption have been stabilized occupancy levels and a gradual improvement in rental rates, which have had a positive impact on cash flow levels and, consequently, property values. The implementation of the capital improvement program made possible by the 1993 refinancing of Spanish Trace has supported management's ability to increase rents and add value to the property. As a result, management believes that it is an opportune time to sell the Partnership's remaining asset.


   The Partnership has already returned capital of approximately $3,344,000 to the Limited Partners from the Spanish Trace investment as a result of a 1985 refinancing transaction. As previously reported, on August 31, 1993 the Partnership completed a second refinancing of the existing debt on the Spanish Trace Apartments with a loan insured by the U.S. Department of Housing and Urban Development (HUD). As part of the HUD insured loan program, the Spanish Trace joint venture was required to establish an escrow account of approximately $1.8 million for a replacement reserve and payment of other required repairs, real estate taxes and insurance premiums. The balance of these restricted escrow deposits totalled approximately $786,000 as of June 30, 1995. These escrowed funds continue to be used to provide the capital necessary to address certain deferred maintenance and capital improvement items that have significantly upgraded individual units and the property as a whole. The capital improvement program commenced during fiscal 1994. To date, the joint venture has incurred over $1.5 million in improvement costs. A substantial portion of such costs have been reimbursed from the restricted escrow deposits through the third quarter of fiscal 1995. With the major portion of the exterior phase of the capital improvement program having been completed, management stepped up its leasing and marketing efforts to take advantage of the property's improved physical appearance. As of June 30, 1995, the occupancy at Spanish Trace had reached 95%. The rest of the improvement program is expected to be completed during 1995.


    At June 30, 1995, the Partnership and its consolidated joint venture had cash and cash equivalents of approximately $777,000. Such cash and cash equivalents will be utilized for the Partnership's working capital requirements through its anticipated liquidation date. The source of future liquidity and final distribution to the partners is expected to be from the proceeds received from the eventual sale of the Spanish Trace Apartments.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995

    The Partnership reported net income of approximately $83,000 for the three months ended June 30, 1995, as compared to a net loss of approximately $85,000 for the same period in the prior year. This favorable change in net operating results for the third quarter of fiscal 1995 is the result of a combination of increased revenues and lower expenses. Rental revenues increased by approximately $19,000 for the current three-month period, reflecting the increasing rental and occupancy rates made possible by the capital improvement program at Spanish Trace. In addition, interest income increased by approximately $13,000, mainly due to an increase in average market interest rates over the prior period. The decrease in total expenses of approximately $248,000 can be primarily attributed to the absence of depreciation recorded on the operating investment property in the current period. As of September 30, 1994, the Spanish Trace property was classified as an asset held for sale, as a result of management's plans to market the property for sale in fiscal 1995, as described above. The estimated market value of the Spanish Trace Apartments is substantially higher than the net carrying value of the property on the accompanying balance sheets. Therefore, no further depreciation will be recorded unless the Partnership's plans for holding the asset change at some future date. In addition, property operating expenses declined by approximately $78,000 mainly due to a decrease in repairs and maintenance. Repairs and maintenance expense in the prior period reflects the implementation of a program to address certain deferred maintenance items.

Nine Months Ended June 30, 1995

     For the nine-month period ended June 30, 1995, the Partnership reported net income of approximately $183,000, as compared to a net loss of approximately $172,000 for the same period in the prior year. This favorable change in net operating results, of approximately $355,000, can be primarily attributed to the absence of depreciation recorded on the operating investment property for the nine month period ended June 30, 1995, as further discussed above. Increases in rental revenues and interest income together with a decrease in property operating expenses all contributed to the favorable change in net operating results for the third quarter of fiscal 1995. Rental revenues increased by approximately $63,000 in the current nine-month period, reflecting the increases in rental and occupancy rates referred to above. Interest and other income increased by approximately $53,000 mainly due to an increase in the interest rates earned on the restricted escrow funds related to the debt refinancing. Property operating expenses declined by approximately $92,000 mainly due to a decrease in repairs and maintenance. Repairs and maintenance expense in the prior period reflects the implementation of a program to address certain deferred maintenance items during fiscal 1994.

                                    PART II
                               OTHER INFORMATION


Item 1. Legal Proceedings

    As discussed in the Partnership's quarterly report on Form 10-Q for the period ended March 31, 1995, in November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of various limited partnership investments, including those offered by the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation. Refer to the description of the claims in the prior quarterly report for further information. The General Partner continues to believe that the action will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

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





Date:  August 17, 1995