Form 10-K405
period 1995-09-30
PAINEWEBBER INCOME PROPERTIES TWO LTD PARTNERSHIP
filed 1995-12-28
CIK 313044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K

    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                        FOR FISCAL YEAR ENDED: SEPTEMBER 30, 1995
                                            OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                           For the transition period from to .

                             Commission File Number: 0-10977

                  PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP
                   (Exact name of registrant as specified in its charter)

Delaware                                                         04-2689565
(State of organization)                                     (I.R.S.Employer
                                                         Identification  No.)

  265 Franklin Street, Boston, Massachusetts              02110
 (Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code   (617) 439-8118

               Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
Title of each class                                which registered
      None                                              None

               Securities registered pursuant to Section 12(g) of the Act:

                          UNITS OF LIMITED PARTNERSHIP INTEREST
                                     (Title of class)
Indicate  by  check  mark if  disclosure  of  delinquent  filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X       No

                            DOCUMENTS INCORPORATED BY REFERENCE
Documents                                             Form 10-K Reference
Prospectus of registrant dated                              Part IV
April 13, 1980, as supplemented

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP
                                1995 FORM 10-K

                              TABLE OF CONTENTS

PART I                                                                  Page

Item  1       Business                                                  I-1

Item  2       Properties                                                I-2

Item  3       Legal Proceedings                                         I-2

Item  4       Submission of Matters to a Vote of Security Holders       I-3

Part II

Item  5       Market for the Partnership's Limited Partnership Interests and
                Related Security Holder Matters                        II-1

Item  6       Selected Financial Data                                  II-1

Item  7       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                              II-1

Item  8       Financial Statements and Supplementary Data              II-4

Item  9       Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                    II-4

Part III

Item 10       Directors and Executive Officers of the Partnership     III-1

Item 11       Executive Compensation                                  III-3

Item 12       Security Ownership of Certain Beneficial Owners
                and Management                                        III-3

Item 13       Certain Relationships and Related Transactions          III-3

Part IV

Item 14       Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                           IV-1

Signatures                                                            IV-2

Index to Exhibits
IV-3

Financial Statements and Supplementary Data                        F-1 to F-13

                                     I-2
                                    PART I

Item 1.  Business

       Paine Webber Income Properties Two Limited Partnership (the "Partnership") is a limited partnership formed on September 5, 1979 under the Uniform Limited Partnership Act of the State of Delaware for the purpose of investing in a diversified portfolio of existing income-producing operating properties such as shopping centers, office buildings and apartment complexes. The Partnership sold $15,445,000 in Limited Partnership units (the "Units"), representing 15,445 units at $1,000 per Unit, during the offering period pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933 (Registration No. 2-65435).

       The Partnership originally invested in three operating properties. It was expected that the Partnership's assets would be sold from time to time and that the Partnership would be, in effect, self-liquidating after an anticipated holding period of approximately ten years. As of September 30, 1995, two of the three original investments have been sold. As discussed further in Item 7, the Partnership has reached a tentative agreement to sell its interest in the remaining property, Spanish Trace Apartments, to an affiliate of the co-venture partner. It is the intention of the Partnership to seek opportunities that will maximize the returns to the Limited Partners. A sale of this final asset would initiate a liquidation of the Partnership, which could occur in fiscal 1996. However, there can be no assurances that this potential transaction will be completed.

       As of September 30, 1995, the Partnership has one remaining operating property investment, which was acquired through a joint venture partnership, as set forth below:

Name of Joint Venture                     Date of
Name and Type of Property                 Acquisition    Type of
Location                     Size         of Interest    Ownership (1)

Spanish Trace Associates      372         12/23/80       Fee ownership
Spanish Trace Apartments     Units                       of land and
St. Louis County, Missouri                               improvements
                                                         (through joint
                                                         venture)

(1) See Notes to the Consolidated Financial Statements filed with this Annual Report for a description of the long-term mortgage indebtedness secured by the Partnership's operating property investment and a description of the agreement through which the Partnership has acquired this investment.

    The Partnership's original investment objectives were to:

     (i) provide   the  Limited   Partners   with  cash distributions  which,
         to some extent,  will not  constitute  taxable income;

    (ii) preserve  and protect  the  Limited  Partners' capital;

   (iii) obtain long-term appreciation in the value of its properties; and

   (iv) provide a build-up of equity through the reduction of mortgage loans on its properties.

    For the most part, the Partnership has achieved its objectives. Through September 30, 1995, the Limited Partners had received cumulative cash distributions totalling approximately $21,635,000 or $1,404 per original $1,000 investment for the Partnership's earliest investors. This return includes approximately $16,418,000, or $1,063 per original $1,000 investment, of net proceeds from the sale and refinancing transactions completed to date. The remaining distributions of $341 per original $1,000 investment represents cash flow from operations. A substantial portion of such distributions has been sheltered from current taxable income. Regular quarterly distributions of excess operating cash flow were suspended in fiscal 1990. As discussed above, the Partnership has sold two of its three original investment properties. Despite selling one of the properties (Cherry Hill Plaza) at a loss on the original invested capital, distributions from sales and refinancings have already exceeded the Limited Partners' total contributed capital due to the substantial appreciation realized on the Partnership's Meridian Mall investment property and the partial return of capital realized on the Spanish Trace investment as a result of a 1985 refinancing transaction. The Partnership expects to receive net proceeds of approximately $2.3 million from the sale of the Spanish Trace, which is expected to close in late December 1995. In addition, the Partnership will be entitled to its share of the net cash flow generated by the Spanish Trace joint venture through September 30, 1995 and a 10% return on the sale price of $2.3 million from October 1, 1995 through the date of sale. Combined with current Partnership cash reserves, and after payment of all liquidation-related expenses, the Partnership is expected to have sufficient cash to make a final distribution payment to the Limited Partners of approximately $149 per original $1,000 investment.

    The Partnership's operating property investment is subject to significant competition for the revenues it generates from numerous properties of similar type in the local St. Louis real estate market. The apartment project competes with the other properties generally on the basis of price, location and amenities. As in all markets, the apartment project also competes with the local single family home market for prospective tenants. The continued availability of low interest rates on home mortgage loans has increased the level of this competition over the past few years. However, the impact of the competition from the single-family home market has been offset by the lack of significant new construction activity in the multi-family apartment market over this period.

    The Partnership has no real property investments located outside the United States. The Partnership is engaged solely in the business of real estate investment, therefore presentation of information about industry segments is not applicable.

    The Partnership has no employees; it has, however, entered into an Advisory Contract with PaineWebber Properties Incorporated (the "Adviser"), a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber Group, Inc. ("PaineWebber"), which is responsible for managing the day-to-day operations of the Partnership.

    The Managing General Partner of the Partnership is Second Income Properties, Inc., a wholly-owned subsidiary of PaineWebber. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by the Adviser.

    The terms of transactions between the Partnership and affiliates of the Managing General Partner of the Partnership are set forth in Items 11 and 13 below to which reference is hereby made for a description of such terms and transactions.

Item 2.  Properties

    The Partnership has an interest in one remaining operating property investment, the Spanish Trace Apartments, which it acquired through a joint venture partnership. The joint venture partnership and the related property is referred to under Item 1 above to which reference is made for the name, location and description of the property.

      Occupancy figures for each fiscal quarter during 1995, along with an average for the year, are presented below for the remaining operating property:

                                     Percent Occupied At
                                                                    Fiscal 1995
                              12/31/94   3/31/95   6/30/95  9/30/95   Average

Spanish Trace Apartments         92%       95%       95%      92%       94%

Item 3.  Legal Proceedings

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

      The Partnership is not subject to any other material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

                                     II-2
                                   PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

    At September 30, 1995 there were 1,415 record holders of Units in the Partnership. There is no public market for the Units, and it is not anticipated that a public market for Units will develop. The Managing General Partner will not redeem or repurchase Units.

    The Partnership made no cash distributions to the Limited Partners during 1995.

Item 6.  Selected Financial Data

                  Paine Webber Income Properties Two Limited Partnership
           For the years ended September 30, 1995, 1994, 1993, 1992 and 1991
                     (In thousands, except per Unit data)

                              1995      1994       1993       1992       1991
                              ----      ----       ----       ----       ----

Revenues                   $ 2,588   $ 2,401    $ 2,325    $ 2,283    $ 2,307

Operating income (loss)    $   514   $ (214)    $  (475)   $  (359)   $  (277)

Venture partner's share
 of venture's operations   $  (126)  $  157     $   181    $   117    $   128

Net income (loss)          $   388   $  (57)    $  (294)   $  (242)   $  (149)

Net income (loss) per
 Limited Partnership Unit  $ 24.86   $(3.65)    $(18.85)   $(15.49)   $ (9.58)

Total assets               $ 6,337   $ 6,074    $ 6,290    $ 5,177    $  5,593

Mortgage note payable      $ 9,856   $ 9,924    $ 9,988    $ 8,427    $  8,467

    The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Annual Report.

    The above net income and cash distributions per Limited Partnership Unit are based upon the 15,445 Limited Partnership Units outstanding during each year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Partnership offered limited partnership interests to the public from April, 1980 to December, 1980 pursuant to a Registration Statement filed under the Securities Act of 1933. Gross proceeds of $15,445,000 were received by the Partnership and, after deducting selling expenses and offering costs, approximately $12,700,000 was invested in joint venture interests in three operating investment properties. Two of the three investment properties were sold in prior years. The Partnership's remaining investment is a joint venture interest in the Spanish Trace Apartments, located in St. Louis, Missouri. Spanish Trace Apartments is a 372-unit, twenty-four year old, garden-style rental property. Notwithstanding the sale of the Cherry Hill Plaza property at a loss on the original invested capital, the Partnership has already returned more than the Limited Partners' initial capital contributions from sale and refinancing transactions due to the substantial appreciation realized on the Meridian Mall investment property and the partial return of capital realized on the Spanish Trace investment as a result of a 1985 refinancing transaction.

     During fiscal 1995, the Partnership reached a tentative agreement to sell its interest in the Spanish Trace Apartments to an affiliate of the co-venture partner for a net price of approximately $2.3 million. The net sale price for the Partnership's equity interest is based on an agreed upon fair market value of the property of approximately $13.3 million. The agreed upon fair market value is supported by management's most recent independent appraisal of the Spanish Trace Apartments and by the marketing efforts to third-parties which have been conducted over the last year and a half. Under the terms of the Spanish Trace joint venture agreement, the co-venture partner has the right to match any third-party offer to purchase the property. Accordingly, a negotiated sale to the co-venturer or its affiliate at the appropriate market price represents the most expeditious and advantageous way for the Partnership to sell this remaining investment. Conditions in the markets for multi-family residential properties across the country have demonstrated gradual improvement throughout fiscal 1995. The absence of significant new construction activity has allowed the oversupply which existed in many markets as a result of the overbuilding of the late 1980s to be absorbed. The results of this absorption have been stabilized occupancy levels and a gradual improvement in rental rates, which have had a positive impact on cash flow levels and, consequently, property values. In addition, the implementation of the capital improvement program made possible by the 1993 refinancing of Spanish Trace has supported management's ability to increase rents and add value to the property. As a result, management believes that it is an opportune time to sell the Partnership's remaining asset.

    The Partnership has already returned capital of approximately $3,344,000 to the Limited Partners from the Spanish Trace investment as a result of the 1985 refinancing transaction. As previously reported, on August 31, 1993 the Partnership completed a second refinancing of the existing debt on the Spanish Trace Apartments with a loan insured by the U.S. Department of Housing and Urban Development (HUD). As part of the HUD insured loan program, the Spanish Trace joint venture was required to establish an escrow account of approximately $1.8 million for a replacement reserve and payment of other required repairs, real estate taxes and insurance premiums. The balance of these restricted escrow deposits totalled approximately $774,000 as of September 30, 1995. These escrowed funds continue to be used to provide the capital necessary to address certain deferred maintenance and capital improvement items that have significantly upgraded individual units and the property as a whole. The capital improvement program commenced during fiscal 1994. To date, the joint venture has incurred over $1.5 million in improvement costs. A substantial portion of such costs have been reimbursed from the restricted escrow deposits.

    If the Partnership is successful in closing the sale of its interest in Spanish Trace, the net sale proceeds, after reserves for expenses associated with the liquidation of the Partnership, would be distributed to the partners in accordance with the Partnership Agreement. The Partnership expects to receive net proceeds of approximately $2.3 million from the sale of the Spanish Trace, which is expected to close in late December 1995. In addition, the Partnership will be entitled to its share of the net cash flow generated by the Spanish Trace joint venture through September 30, 1995 and a 10% return on the $2.3 million sale price from October 1, 1995 through the date of sale. Combined with current Partnership cash reserves, and after payment of all liquidation-related expenses, the Partnership is expected to have sufficient cash to make a final distribution payment to the Limited Partners of approximately $149 per original $1,000 investment. If the sale closes as expected, the final distribution payment to the Limited Partners is expected to be made in February 1996. A sale of the remaining investment would initiate a liquidation of the Partnership, which is expected to occur in fiscal 1996. The Partnership will recognize a sizable gain for both book and tax purposes on the sale of its interest in the Spanish Trace joint venture due to the appreciation in value of the operating property and the non-cash depreciation charges recorded to date.

     At September 30, 1995, the Partnership and its consolidated joint venture had cash and cash equivalents of approximately $638,000. A portion of such cash and cash equivalents belongs to the co-venture partner in the consolidated Spanish Trace joint venture in accordance with the terms of the joint venture agreement. The majority of such cash and cash equivalents will be utilized for the Partnership's working capital requirements through its anticipated liquidation date. The source of future liquidity and final distribution to the partners is expected to be from the proceeds received from the eventual sale of the Spanish Trace Apartments.

Results of Operations
1995 Compared to 1994

     The Partnership reported net income of $388,000 for the fiscal year ended September 30, 1995, as compared to a net loss of $57,000 recognized for fiscal 1994. This favorable change in net operating results can be primarily attributed to the absence of depreciation recorded on the remaining operating investment property for the fiscal year ended September 30, 1995. As of September 30, 1994, the Spanish Trace property was classified as an asset held for sale. The estimated market value of the Spanish Trace Apartments is substantially higher than the net carrying value of the property on the accompanying balance sheets. As a result, the Partnership expects to realize a sizable gain upon the sale of the property, which is expected to occur in fiscal 1996. Therefore, no further depreciation will be recorded unless the Partnership's plans for holding the asset change at some future date.

     Increases in rental revenues and interest income both contributed to the favorable change in net operating results for the fiscal year ended September 30, 1995. Rental revenues increased by $141,000, or 6%, for the current year. Such improvement reflects the increases in rental rates made possible by the capital improvement program at Spanish Trace, as discussed further above, as well as the strengthening market conditions for multi-family properties in general. Interest income increased by $46,000 partly due to an increase in the interest rates earned on the restricted escrow funds related to the debt refinancing. In addition, interest expense and related financing fees declined by $21,000 in fiscal 1995 primarily due to the scheduled principal amortization of the Spanish Trace mortgage loan. Increases in property operating expenses and general and administrative charges partially offset the favorable changes in net operating results. The increase in property operating expenses, of $11,000, is mainly attributable to higher repairs and maintenance costs resulting from the ongoing general upgrading program at Spanish Trace. Partnership general and administrative expenses increased by $12,000 primarily due to an increase in required professional services.

1994 Compared to 1993

    The Partnership reported a net loss of $57,000 for the fiscal year ended September 30, 1994, which represents a decrease of $237,000 when compared to the net loss of $294,000 recognized for fiscal 1993. The major portion of the decrease in net loss can be attributed to lower mortgage interest expense of the Spanish Trace joint venture. This is a direct result of the HUD refinancing completed at the end of fiscal 1993 which reduced the annual interest rate on the venture's debt from 11.33% to 7.35%. In addition, rental revenue increased by $50,000 in fiscal 1994 as a result of the generally improving market conditions referred to above. A decrease in property operating expenses also contributed to the Partnership's improved net operating results in fiscal 1994. The decline in property operating expenses was mainly the result of an $87,000 decrease in repairs and maintenance expenses. Prior to the Spanish Trace loan refinancing in fiscal 1993, the joint venture implemented an improvement program to address certain deferred maintenance items. Expenditures for improvements at Spanish Trace during fiscal 1994 were primarily of a capital nature. The favorable changes in the Partnership's net loss were partially offset by an increase in depreciation and general and administrative expenses during fiscal 1994. The increase in depreciation expense was due to the capital improvement program which began in fiscal 1994 at the Spanish Trace Apartments. The Partnership's general and administrative expenses increased mainly as a result of certain professional fees incurred in connection with an independent valuation of the Partnership's remaining investment property which was initiated in fiscal 1994.

1993 Compared to 1992

     The Partnership reported a net loss of $294,000 for the fiscal year ended September 30, 1993, an increase of $52,000 when compared to the net loss of $242,000 for the fiscal year ended September 30, 1992. The increase in net loss resulted primarily from the added expenses incurred in fiscal 1993 for the remodeling of the clubhouse and other improvements performed in an effort to increase occupancy rates at the Spanish Trace Apartments. Increases in salary-related costs, insurance and mortgage interest expense also contributed to the increase in net loss. Salary-related costs increased mainly due to an in-house training program implemented to focus on improving customer service for the leasing agents at Spanish Trace. Insurance expense increased due to an increase in the property's liability insurance premium. The increase in property operating expenses was partially offset by increased revenues generated by an increase in occupancy during fiscal 1993. A decrease in interest income resulted from a decrease in cash balances and lower interest rates. Interest expense increased as a result of an extension fee paid in April 1993 in conjunction with the above mentioned refinancing.

Inflation

     The Partnership completed its fifteenth full year of operations in 1995 and the effects of inflation and changes in prices on revenues and expenses on the Partnership's operating results to date have not been significant.

     Inflation in future periods may increase revenues, as well as operating expenses, at the Partnership's operating investment property. Rental rates at the Partnership's residential apartment property can be adjusted to keep pace with inflation, to the extent market conditions permit, as the leases, which are short-term in nature, are renewed or turned over. Such increases in rental income would be expected to at least partially offset the corresponding increases in property and Partnership operating expenses.

Item 8.  Financial Statements and Supplementary Data

     The financial statements and supplementary data are included under Item 14 of the Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    III-4
                                   PART III


Item 10.  Directors and Executive Officers of the Partnership

    The Managing General Partner of the Partnership is Second Income Properties, Inc., a Delaware corporation, which is a wholly-owned subsidiary of PaineWebber. The Managing General Partner has overall authority and responsibility for the Partnership's operations, however, the day-to-day business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract.

    (a) and (b) The names and ages of the directors and principal executive officers of the Managing General Partner of the Partnership are as follows:

                                                                     Date
                                                                   elected
      Name                      Office                      Age    to Office

Lawrence A. Cohen      President and Chief Executive
                          Officer                           42      8/30/88
Albert Pratt           Director                             84      11/3/78   *
J. Richard Sipes       Director                             48      6/9/94
Walter V. Arnold       Senior Vice President and Chief
                          Financial Officer                 48      10/29/85
James A. Snyder        Senior Vice President                50      7/6/92
John B. Watts III      Senior Vice President                42      6/6/88
David F. Brooks        First Vice President and Assistant
                           Treasurer                        53      2/5/80
Timothy J. Medlock     Vice President and Treasurer         34      6/1/88
Thomas W. Boland       Vice President                       33      12/1/91

*  The date of incorporation of the Managing General Partner

    (c) There are no other significant employees in addition to the directors and executive officers mentioned above.

    (d) There is no family relationship among any of the foregoing directors and executive officers of the Managing General Partner of the Partnership. All of the foregoing directors and executive officers have been elected to serve until the annual meeting of the Managing General Partner.

    (e) All of the directors and officers of the Managing General Partner hold similar positions in affiliates of the Managing General Partner, which are the corporate general partners of other real estate limited partnerships sponsored by PWI, and for which PaineWebber Properties Incorporated serves as the Adviser. The business experience of each of the directors and principal executive officers of the Managing General Partner is as follows:

    Lawrence A. Cohen is President and Chief Executive Officer of the Managing General Partner and President and Chief Executive Officer of the Adviser which he joined in January 1989. He is also a member of the Board of Directors and the Investment Committee of the Adviser. From 1984 to 1988, Mr. Cohen was First Vice President of VMS Realty Partners where he was responsible for origination and structuring of real estate investment programs and for managing national broker-dealer relationships. He is a member of the New York Bar and is a Certified Public Accountant.

    J. Richard Sipes is a Director of the Managing General Partner and a Director of the Adviser. Mr. Sipes is an Executive Vice President at PaineWebber. He joined the firm in 1978 and has served in various capacities within the Retail Sales and Marketing Division. Before assuming his current position as Director of Retail Underwriting and Trading in 1990, he was a Branch Manager, Regional Manager, Branch System and Marketing Manager for a PaineWebber subsidiary, Manager of Branch Administration and Director of Retail Products and Trading. Mr. Sipes holds a B.S. in Psychology from Memphis State University.

    Albert Pratt is a Director of the Managing General Partner and a Consultant of PWI. Mr. Pratt joined PWI as Counsel in 1946 and since that time has held a number of positions including Director of both the Investment Banking Division and the International Division, Senior Vice President and Vice Chairman of PWI and Chairman of PaineWebber International, Inc.

    Walter V. Arnold is a Senior Vice President and Chief Financial Officer of the Managing General Partner and a Senior Vice President and Chief Financial Officer of the Adviser which he joined in October 1985. Mr. Arnold joined PWI in 1983 with the acquisition of Rotan Mosle, Inc. where he had been First Vice President and Controller since 1978, and where he continued until joining the Adviser. Mr. Arnold is a Certified Public Accountant licensed in the state of Texas.

    James A. Snyder is a Senior Vice President of the Managing General Partner and a Senior Vice President and Member of the Investment Committee of the Adviser. Mr. Snyder re-joined the Adviser in July 1992 having served previously as an officer of PWPI from July 1980 to August 1987. From January 1991 to July 1992, Mr. Snyder was with the Resolution Trust Corporation, where he served as the Vice President of Asset Sales prior to re-joining PWPI. From February 1989 to October 1990, he was President of Kan Am Investors, Inc., a real estate investment company. During the period August 1987 to February 1989, Mr. Snyder was Executive Vice President and Chief Financial Officer of Southeast Regional Management Inc., a real estate development company.

      John B. Watts III is a Senior Vice President of the Managing General Partner and a Senior Vice President of the Adviser which he joined in June 1988. Mr. Watts has had over 16 years of experience in acquisitions, dispositions and finance of real estate. He received degrees of Bachelor of Architecture, Bachelor of Arts and Master of Business Administration from the University of Arkansas.

    David F. Brooks is a First Vice President and Assistant Treasurer of the Managing General Partner and a First Vice President and an Assistant Treasurer of the Adviser. Mr. Brooks joined the Adviser in March 1980. From 1972 to 1980, Mr. Brooks was an Assistant Treasurer of Property Capital Advisors, Inc. and also, from March 1974 to February 1980, the Assistant Treasurer of Capital for Real Estate, which provided real estate investment, asset management and consulting services.

    Timothy J. Medlock is a Vice President and Treasurer of the Managing General Partner and a Vice President and Treasurer of the Adviser which he joined in 1986. From June 1988 to August 1989, Mr. Medlock served as the Controller of the Managing General Partner and the Adviser. From 1983 to 1986, Mr. Medlock was associated with Deloitte Haskins & Sells. Mr. Medlock graduated from Colgate University in 1983 and received his Masters in Accounting from New York University in 1985.

    Thomas W. Boland is a Vice President of the Managing General Partner and a Vice President and Manager of Financial Reporting of the Adviser which he joined in 1988. From 1984 to 1987, Mr. Boland was associated with Arthur Young & Company. Mr. Boland is a Certified Public Accountant licensed in the state of Massachusetts. He holds a B.S. in Accounting from Merrimack College and an M.B.A. from Boston University.

    (f) None of the directors and officers was involved in legal proceedings which are material to an evaluation of his or her ability or integrity as a director or officer.

    (g) Compliance With Exchange Act Filing Requirements: The Securities Exchange Act of 1934 requires the officers and directors of the Managing General Partner, and persons who own more than ten percent of the Partnership's limited partnership units, to file certain reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten-percent beneficial holders are required by SEC regulations to furnish the Partnership with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, the Partnership believes that, during the year ended September 30, 1995 all filing requirements applicable to the officers and directors of the Managing General Partner and ten-percent beneficial holders were complied with.

Item 11.  Executive Compensation

    The directors and officers of the Partnership's Managing General Partner receive no current or proposed remuneration from the Partnership.

    Under certain circumstances, the Partnership is required to pay management fees to the Adviser, and the Managing General Partner is entitled to receive a share of Partnership cash distributions and a share of profits and losses. These items are described under Item 13.

    The Partnership paid cash distributions to the Unitholders on a quarterly basis at rates ranging from 3% to 6% per annum on remaining invested capital from inception through November 1989, at which time such distributions were suspended indefinitely. However, the Partnership's Units of Limited Partnership Interest are not actively traded on any organized exchange, and no efficient secondary market exists. Accordingly no accurate price information is available for these Units. Therefore, a presentation of historical Unitholder total returns would not be meaningful.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    (a) The Partnership is a limited partnership issuing Units of Limited Partnership Interest, not voting securities. All the outstanding stock of the Managing General Partner, Second Income Properties, Inc., is owned by PaineWebber. No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of Limited Partnership Interest in the Partnership.

    (b) A director of the Managing General Partner of the Partnership owns one unit of limited partnership interest in the Partnership.

    No director or officer of the Managing  General  Partner of the  Partnership
possesses  a  right  to  acquire  beneficial   ownership  of  Units  of  Limited
Partnership Interest of the Partnership.

    (c) There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.  Certain Relationships and Related Transactions

            The Managing General Partner of the Partnership is Second Income Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). The Associate General Partner is Properties Associates, a Massachusetts general partnership, with certain general partners who are also officers of the Adviser and the Managing General Partner. Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

            The General Partners, the Adviser and PWI receive fees and compensation determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management and disposition of Partnership investments. In connection with investing Partnership capital, the Adviser received acquisition fees paid by the joint ventures and sellers.

            All distributable cash, as defined, for each fiscal year is distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. Sale or refinancing proceeds will be distributed first 100% to the Limited Partners until the Limited Partners have received their original capital contributions and a cumulative annual return of 7% based upon a Limited Partner's adjusted capital contributions, as defined in the Partnership Agreement. Next, any remaining sale or refinancing proceeds are payable to the Adviser as a disposition fee up to an amount equal to 3/4% of the aggregate selling prices of the Partnership's properties. Any remaining sale or refinancing proceeds are to be distributed 85% to the Limited Partners and 15% to the General Partners. As discussed further in Item 7, the Partnership has executed a contract for the sale of its final remaining investment. Based on the expected proceeds from this potential sale transaction, the Limited Partners would receive a final distribution in an amount sufficient to make aggregate distributions to the Limited Partners since inception equal to a return of the original capital contributions plus a cumulative 7% annual return. Based on the estimate of final liquidation-expenses, there will be residual cash proceeds available to pay some, but not all, of the aforementioned disposition fee to the Adviser.

            Pursuant to the terms of the Partnership Agreement, any taxable income or tax loss of the Partnership will be allocated 99% to the Limited Partners and 1% to the General Partners. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss. Taxable income arising from disposition of Partnership investments will be allocated to the Limited and General Partners generally as residual proceeds are distributed. Tax losses arising from disposition of Partnership investments and taxable income for which there are no residual proceeds will be allocated 99% to the Limited Partners and 1% to the General Partners.

            An  affiliate  of the  Managing  General  Partner  performs  certain accounting, tax preparation, securities law compliance and investor communications and relations services for the Partnership. The total costs incurred by this affiliate in providing such services are allocated among several entities, including the Partnership. Included in general and administrative expenses for the year ended September 30, 1995 is $35,000 representing reimbursements to this affiliate for providing such services to the Partnership.

            The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $1,000 (included in general and administrative expenses) for managing the Partnership's cash assets during the year ended September 30, 1995. Fees charged by Mitchell Hutchins are based on a percentage of invested cash reserves which varies based on the total amount of invested cash which Mitchell Hutchins manages on behalf of PWPI.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)  The following documents are filed as part of this report:

        (1) and (2)    Financial Statements and Schedule:

                   The response to this portion of Item 14 is
                 submitted as a separate section of this report.
                 See Index to Financial Statements and Financial
                        Statement Schedules at page F-1.

        (3)            Exhibits:

                The exhibits listed on the accompanying index to
                 exhibits at Page IV-3 are filed as part of this Report.


   (b) No Current Reports on Form 8-K were filed during the last quarter of fiscal 1995.

   (c)  Exhibits

             See (a) (3) above.

   (d)  Financial Statement Schedules

             The response to this portion of Item 14 is submitted as a separate section of this Report. See Index to Financial Statements and Financial Statement Schedule at page F-1.

                                        SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PAINE WEBBER INCOME PROPERTIES TWO
                                        LIMITED PARTNERSHIP


                                  By:  Second Income Properties, Inc.
                                       Managing General Partner



                                  By:    /s/ Lawrence A. Cohen
                                        Lawrence A. Cohen
                                        President and Chief Executive Officer



                                  By:    /s/ Walter V. Arnold
                                        Walter V. Arnold
                                        Senior Vice President and
                                        Chief Financial Officer



                                  By:   /s/ Thomas W. Boland
                                        Thomas W. Boland
                                        Vice President

Dated:  December 28, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacity and on the dates indicated.


By:/s/ Albert Pratt                             Date:December 28, 1995
   Albert Pratt
   Director





By:/s/ J. Richard Sipes                         Date  December 28, 1995
   J. Richard Sipes
   Director

                          ANNUAL REPORT ON FORM 10-K
                                Item 14(a)(3)

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP


                              INDEX TO EXHIBITS


                                                          Page Number in the
Exhibit No.        Description of Document                Report or Other
                                                          Reference
----------------   -----------------------------------    ---------------------

(3) and (4)        Prospectus   of   the   Registrant     Filed with the
                   dated                                  Commission pursuant
                   April 13, 1980,  as  supplemented,     to Rule 424(c) and
                   with                                   incorporated herein
                   particular    reference   to   the     by reference.
                   Restated
                   Certificate and Agreement of
                   Limited Partnership.

(10)               Material   contracts    previously     Filed with the
                   filed as                               Commission pursuant
                   exhibits      to      registration     to Section 13 or
                   statements                             15(d) of the
                   and amendments thereto of the          Securities Exchange
                   registrant together with all such      Act of 1934 and
                   contracts filed as exhibits of         incorporated herein
                   previously  filed  Forms  8-K  and     by reference.
                   Forms
                   10-K   are   hereby   incorporated
                   herein
                   by reference.

(13)               Annual Report to Limited Partners      No Annual Report
                                                          for the year ended
                                                          September 30, 1995
                                                          has been sent to
                                                          the Limited
                                                          Partners.  An
                                                          Annual Report will
                                                          be sent to the
                                                          Limited Partners
                                                          subsequent to this
                                                          filing.

(22)               List of subsidiaries                   Included in Item 1
                                                          of   Part  I  of  this
                                                          Report  Page  I-1,  to
                                                          which   reference   is
                                                          hereby made.

(27)               Financial data schedule                Filed as the last
                                                          page of EDGAR
                                                          submission
                                                          following the
                                                          Financial
                                                          Statements and
                                                          Financial Statement
                                                          Schedule required
                                                          by Item 14.

                          ANNUAL REPORT ON FORM 10-K
                       Item 14(a)(1) and (2) and 14 (d)

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



Reference

Paine Webber Income Properties Two Limited Partnership:

  Report of independent auditors                                          F-2

  Consolidated balance sheets as of September 30, 1995 and 1994           F-3

  Consolidated  statements  of  operations  for the years ended
   September 30, 1995, 1994 and 1993                                      F-4

  Consolidated statements of changes in partners' capital (deficit) for
     the years ended September 30, 1995, 1994 and 1993                    F-5

  Consolidated  statements  of cash flows for the years  ended
      September  30, 1995, 1994 and 1993                                  F-6

  Notes to consolidated financial statements                              F-7

  Schedule III - Real Estate and Accumulated Depreciation                 F-13


  Other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                        REPORT OF INDEPENDENT AUDITORS





The Partners
Paine Webber Income Properties Two Limited Partnership:

    We have audited the accompanying consolidated balance sheets of Paine Webber Income Properties Two Limited Partnership as of September 30, 1995 and 1994, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Paine Webber Income Properties Two Limited Partnership at September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.








                                       ERNST & YOUNG LLP



Boston, Massachusetts
December 20, 1995

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                         CONSOLIDATED BALANCE SHEETS
                         September 30, 1995 and 1994
                     (In thousands, except per Unit data)

                                    ASSETS

                                                            1995        1994

Investment property held for sale, net
   of accumulated depreciation of $7,795               $    4,670     $ 3,911

Cash and cash equivalents                                     638         203
Restricted escrow deposits                                    774       1,695
Accounts receivable - affiliates                                -          13
Prepaid expenses                                               33          23
Deferred expenses (net of accumulated amortization
   of $15 in 1995 and $8 in 1994, respectively)               222         229
                                                       ----------    --------
                                                         $  6,337    $  6,074
                                                         ========    ========

                      LIABILITIES AND PARTNERS' DEFICIT

Mortgage note payable                                    $  9,856   $   9,924
Accounts payable and accrued expenses                          87         204
Real estate taxes payable                                     106         144
Accrued interest payable                                       60          61
Deferred revenues                                               4          21
Tenant security deposits                                       97          94
                                                       ----------     --------
        Total liabilities                                  10,210      10,448

Venture partner's subordinated deficit                     (1,713)     (1,826)

Partners' deficit:
  General Partners:
   Capital contribution                                         5           5
   Cumulative net income                                       57          53
   Cumulative cash distributions                              (53)        (53)

  Limited Partners ($1,000 per Unit; 15,445 Units issued):
   Capital contributions, net of offering costs            13,758      13,758
   Cumulative net income                                    5,708       5,324
   Cumulative cash distributions                          (21,635)    (21,635)
        Total partners' deficit                            (2,160)     (2,548)
                                                         --------   ---------
                                                         $  6,337    $  6,074
                                                         ========    ========








                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS OF  OPERATIONS
              For the years ended September 30, 1995, 1994 and 1993
                     (In thousands, except per Unit data)


                                             1995       1994          1993

Revenues:
   Rental revenues                         $    2,497     $ 2,356     $ 2,306
   Interest income                                 91          45          19
                                            ----------     ------     -------
                                                2,588       2,401       2,325

Expenses:
   Property operating expenses                    937         926         997
   Depreciation                                     -         530         524
   Interest expense and related
     financing fees                               826         847         982
   Real estate taxes                              193         206         210
   General and administrative                     118         106          87
                                           ----------  ---------- -----------
                                                2,074       2,615       2,800
                                            ---------   ---------   ---------

Operating income (loss)                           514        (214)       (475)

Venture partner's share of venture's
 operations                                      (126)        157       181
                                               -------  ---------   ---------

Net income (loss)                             $    388  $     (57)  $    (294)
                                              ========  =========   ==========

Net income (loss) per
  Limited Partnership Unit                      $24.86     $(3.65)     $(18.85)
                                                ======     ======      ========



   The above net income (loss) per Limited Partnership Unit is based upon the 15,445 Limited Partnership Units outstanding during each year.

















                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

      CONSOLIDATED  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
           For the years ended September 30, 1995, 1994 and 1993
                                (In thousands)



                                          General     Limited
                                          Partners     Partners     Total

Balance at September 30, 1992          $    9       $(2,206)      $(2,197)

Net loss                                   (3)         (291)         (294)
                                      --------   -----------   ----------

Balance at September 30, 1993               6        (2,497)       (2,491)

Net loss                                   (1)          (56)          (57)
                                     --------    ----------    ----------

Balance at September 30, 1994               5        (2,553)       (2,548)

Net income                                  4           384           388
                                     --------     ---------    ----------

Balance at September 30, 1995          $    9       $(2,169)      $(2,160)
                                       ======       =======       =======




























                           See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS  OF CASH FLOWS
               For the years ended September 30, 1995, 1994 and 1993 Increase (Decrease) in Cash and Cash Equivalents
                                (In thousands)


                                              1995         1994        1993
Cash flows from operating activities:
   Net income (loss)                       $     388    $    (57)    $   (294)
   Adjustments to reconcile net income (loss)
     to net cash provided by
      operating activities:
      Depreciation                                 -         530          524
      Amortization of deferred
        financing costs                            7           7            1
      Venture partner's share of venture's
        operations                                126       (157)        (181)
      Changes in assets and liabilities:
         Restricted escrows deposits              921          82           6
         Accounts receivable                        -           -           2
         Accounts receivable - affiliates           -           -           1
         Prepaid expenses                         (10)         99          41
         Accounts payable and accrued expenses   (117)         57          53
         Real estate taxes payable                (38)          3         (17)
         Accrued interest payable                  (1)          -         (18)
         Deferred revenues                        (17)         21           -
         Accounts payable - affiliates              -         (13)          9
         Tenant security deposits                   3          (7)          1
                                              -------     -------    --------
            Total adjustments                     874         622         422
                                              -------     -------    --------
            Net cash provided by
              operating activities              1,262         565         128

Cash flows from investing activities:
   Capital expenditures                          (759)       (709)        (18)
            Net cash used for investing
                activities                       (759)       (709)        (18)

Cash flows from financing activities:
   Restricted escrows funded by debt proceeds       -           -      (1,626)
   Prepaid expenses funded by debt proceeds         -           -        (100)
   Proceeds from long-term debt                     -           -       9,988
   Payment of deferred financing costs              -         (10)       (226)
   Principal payments on mortgage note payable        (68)      (63)   (8,427)
                                              ----------- ---------  ---------
            Net cash used for
              financing activities                (68)        (73)       (391)

Net increase (decrease) in cash and
 cash equivalents                                 435       (217)       (281)

Cash and cash equivalents, beginning of year      203        420         701
                                            ---------   ---------   ---------

Cash and cash equivalents, end of year    $       638   $     203   $     420
                                          ===========   =========   =========

Cash paid during the year for interest    $       764   $     732   $     999
                                          ===========   =========   =========


                           See accompanying notes.

                        PAINE WEBBER INCOME PROPERTIES
                           TWO LIMITED PARTNERSHIP
                  Notes to Consolidated Financial Statements





                                     F-13
1.  Organization

       Paine   Webber   Income   Properties   Two   Limited   Partnership   (the
    "Partnership") is a limited partnership organized pursuant to the laws of the State of Delaware in 1979 for the purpose of investing in a diversified portfolio of income-producing properties. The Partnership authorized the issuance of units (at $1,000 per Unit) of which 15,445 were subscribed and issued. The Partnership originally invested the proceeds of its public offering in joint venture interests in three operating investment properties. The Partnership sold one of the operating properties in fiscal 1984 and sold its interest in a second property during fiscal 1989, leaving the Partnership with one remaining investment interest as of September 30, 1995; a joint venture interest in the Spanish Trace Apartments. As discussed further in Note 4, during fiscal 1995, the Partnership reached a tentative agreement to sell its interest in the Spanish Trace Apartments to an affiliate of the co-venture partner for a net price of approximately $2.3 million. If the Partnership is successful in closing such a sale, the net sale proceeds, after reserves for expenses associated with the liquidation of the Partnership, would be distributed to the partners in accordance with the Partnership Agreement. The sale is expected to close in late December 1995. As a result of this pending transaction, management expects to complete a liquidation of the Partnership during fiscal 1996.

2.  Summary of Significant Accounting Policies

       The accompanying consolidated financial statements include the consolidation of the accounts of the Partnership and its investment in one joint venture, which owns an operating investment property. The effects of all transactions between the Partnership and the consolidated joint venture have been eliminated in consolidation.

       The Partnership's policy is to carry its operating investment property at the lower of cost, reduced by accumulated depreciation, or net realizable value. The net realizable value of a property held for long-term investment purposes is measured by the recoverability of the Partnership's investment through expected future cash flows on an undiscounted basis, which may exceed the property's market value. The net realizable value of a property held for sale approximates its current market value. The Partnership's remaining operating investment property was considered to be held for sale as of September 30, 1995 and 1994. Accordingly, the net carrying value of the operating investment property is classified as investment property held for sale in the accompanying consolidated balance sheets. The property's net carrying value is substantially below its estimated fair market value.

       The cost basis of the operating investment property includes an amount of $1,510,000, representing a nonmonetary interest brought into the joint venture by the co-venture partner. Professional fees and other costs related to the acquisition of the property have been capitalized in the cost of the buildings. Depreciation was calculated on a component basis by using the straight-line method through September 30, 1994. As noted above, as of September 30, 1994, the operating investment property was classified as an asset held for sale. The Partnership expects to realize a sizable gain upon the sale of the property, which is expected to occur in fiscal 1996. Therefore, no further depreciation will be recorded subsequent to September 30, 1994 unless the Partnership's plans for holding the asset change at some future date. The estimated useful lives of the components range from 5 to 31 years. Minor maintenance and repair expenses are charged to expense as incurred. Betterments and improvements are capitalized.

       Separate escrow accounts for property taxes, insurance premiums and a reserve for replacements at the operating investment property are required by the U.S. Department of Housing and Urban Development (HUD) which insures the long-term debt (see Note 5). Use of these funds must be approved by HUD.

       Deferred expenses at September 30, 1995 and 1994 consist of financing costs which are being amortized using the straight-line method over the term of the mortgage note payable. Such amortization is included in interest expense on the accompanying statements of operations.

       The consolidated joint venture leases apartment units under leases with terms usually of one year or less. Rental income is recorded on the accrual basis as earned. Security deposits typically are required of all tenants.

       For purposes of reporting cash flows, the Partnership considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

       No provision for income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership.

3.  The Partnership Agreement and Related Party Transactions

       The Managing General Partner of the Partnership is Second Income Properties, Inc. (the "Managing General Partner"), a wholly-owned subsidiary of PaineWebber Group Inc. ("PaineWebber"). Subject to the Managing General Partner's overall authority, the business of the Partnership is managed by PaineWebber Properties Incorporated (the "Adviser") pursuant to an advisory contract. The Adviser is a wholly-owned subsidiary of PaineWebber Incorporated ("PWI"), a wholly-owned subsidiary of PaineWebber.

       The Managing General Partner, the Adviser and PWI receive fees and compensation, determined on an agreed-upon basis, in consideration of various services performed in connection with the sale of the Units, the management of the Partnership and the acquisition, management, financing and disposition of Partnership properties.

       All distributable cash, as defined, for each fiscal year is distributed quarterly in the ratio of 99% to the Limited Partners and 1% to the General Partners. Sale or refinancing proceeds will be distributed first 100% to the Limited Partners until the Limited Partners have received their original capital contributions and a cumulative annual return of 7% based upon a Limited Partner's adjusted capital contributions, as defined in the Partnership Agreement. Next, any remaining sale or refinancing proceeds are payable to the Adviser as a disposition fee up to an amount equal to 3/4% of the aggregate selling prices of the Partnership's properties. Any remaining sale or refinancing proceeds are to be distributed 85% to the Limited
    Partners and 15% to the General Partners. As discussed further in Note 4, the Partnership has executed a contract for the sale of its final remaining investment. Based on the expected proceeds from this potential sale transaction, the Limited Partners would receive a final distribution in an amount sufficient to make aggregate distributions to the Limited Partners since inception equal to a return of the original capital contributions plus a cumulative 7% annual return. Based on the estimate of final liquidation-expenses, there will be residual cash proceeds available to pay some, but not all, of the aforementioned disposition fee to the Adviser.

       Pursuant to the terms of the Partnership Agreement, taxable income or tax loss from the operations of the Partnership is allocated 99% to the Limited Partners and 1% to the General Partners. Taxable income or tax loss arising from a sale or refinancing of investment properties will be allocated to the Limited Partners and the General Partners in proportion to the amounts of sale or refinancing proceeds to which they are entitled, provided that the General Partners shall be allocated at least 1% of taxable income arising from a sale or refinancing. If there are no sale or refinancing proceeds, taxable income or tax loss from a sale or refinancing will be allocated 99% to the Limited Partners and 1% to the General Partners. Allocations of the Partnership's operations between the General Partners and the Limited Partners for financial accounting purposes have been made in conformity with the allocations of taxable income or tax loss.

       Under the advisory contract, the Adviser has specific management responsibilities; to administer the day-to-day operations of the Partnership and to report periodically the performance of the Partnership to the Managing General Partner. The Adviser is due to be paid a basic management fee (4% of adjusted cash flow) and an incentive management fee (5% of adjusted cash flow subordinated to a noncumulative annual return to the limited partners equal to 6% based upon their adjusted capital contributions) for services rendered. No basic or incentive management fees were earned during the three-year period ending September 30, 1995.

       The General Partner and its affiliates are reimbursed for their direct expenses relating to the offering of Units, the administration of the Partnership and the acquisition and operation of the Partnership's real estate investments. The General Partner may be called upon to fund certain temporary advances to pay for Partnership operating expenses during fiscal 1996 until the proposed sale transaction closes or until the consolidated joint venture receives approval from HUD to release surplus cash and certain excess reserve funds (see Notes 4 and 5).

       Included in general and administrative expenses for the years ended September 30, 1995, 1994 and 1993 is $35,000, $20,000 and $20,000,
    respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership.

       The Partnership uses the services of Mitchell Hutchins Institutional Investors, Inc. ("Mitchell Hutchins") for the managing of cash assets. Mitchell Hutchins is a subsidiary of Mitchell Hutchins Asset Management, Inc., an independently operated subsidiary of PaineWebber. Mitchell Hutchins earned fees of $1,000 per year (included in general and administrative expenses) for managing the Partnership's cash assets during each of the three years in the period ended September 30, 1995.

4.  Real Estate Investment

       At September 30, 1995 the Partnership has an investment in one consolidated joint venture which owns an operating investment property. A description of the property and the terms of the joint venture agreement are summarized below:

    Spanish Trace Associates

        On December 23, 1980 the Partnership acquired a joint venture interest in Spanish Trace Associates, a Missouri general partnership ("Spanish Trace"), organized to purchase and operate a 372-unit apartment complex in St. Louis County, Missouri. The joint venture was formed with St. Louis Spanish Trace Company, Ltd. (the "Co-Venturer"), an affiliate of the Paragon Group. The Partnership is a general partner in the joint venture.

       During fiscal 1995, the Partnership reached a tentative agreement to sell its interest in the Spanish Trace Apartments to an affiliate of the Co-venturer for a net price of approximately $2.3 million. Under the terms of the sale agreement, the Co-Venturer will purchase the Partnership's interest in the property and will assume the mortgage loan secured by the property and the related escrow deposits. The net sale price for the Partnership's equity interest is based on an agreed upon fair market value of the property of approximately $13.3 million. The agreed upon fair market value is supported by management's most recent independent appraisal of Spanish Trace and by the marketing efforts to third-parties which have been conducted over the last year and a half. Under the terms of the Spanish Trace joint venture agreement, the co-venture partner has the right to match any third-party offer to purchase the property. Accordingly, a negotiated sale to the Co-venturer or its affiliate at the appropriate market price represents the most expeditious and advantageous way for the Partnership to sell this remaining investment. Under the terms of the sale agreement, which is expected to close in late December 1995, the Partnership would receive net proceeds of $2.3 million plus the share of the venture's cash flow through September 30, 1995 to which the Partnership is entitled in accordance with the joint venture agreement and a 10% return on the $2.3 million sale price from October 1, 1995 through the date of the sale. If the Partnership is successful in closing such a sale, the net sale proceeds, after reserves for expenses associated with the liquidation of the Partnership, would be distributed in accordance with the Partnership Agreement. A sale of the remaining investment would initiate a liquidation of the Partnership, which is expected to occur in fiscal 1996. The Partnership would recognize a sizable gain under the terms of the sale agreement calculated as the sum of the cash proceeds of the sale and the carrying value of the mortgage note in excess of the carrying value of the property, adjusted for closing costs and certain deferred charges. The gain is expected to be sufficient to offset the venture partner's subordinated deficit as well as the Partners' deficit.

        The aggregate cash investment by the Partnership for its interest was approximately $4,603,000 (including an acquisition fee of $410,000 paid to the Adviser). The Partnership's interest was acquired subject to two nonrecourse mortgages totalling approximately $4,252,000. On September 30, 1985 the joint venture refinanced the property by replacing the original mortgages, which had remaining balances of approximately $3,711,000, with a new first mortgage loan of $8,500,000. The Partnership and the Co-Venturer received $3,338,000 and $1,112,500, respectively, as distributions of the refinancing proceeds in fiscal 1986. The distribution of refinancing proceeds, along with cash flow distributions and net losses to date allocated to the venture partners in accordance with the joint venture agreement, have resulted in deficit venturers' capital accounts for both the Partnership and the Co-Venturer as of September 30, 1995. As further discussed in Note 5, during fiscal 1993 the property's existing debt was refinanced again through the receipt of a loan issued in conjunction with an insured loan program of the U.S. Department of Housing and Urban Development
    (HUD). The new loan, which had an initial principal balance of $9,987,500, is a nonrecourse obligation which is secured by the operating investment property and an assignment of rents and leases. As part of the HUD insured loan program, the joint venture was required to establish an escrow account for a replacement reserve and other required repairs. The excess loan proceeds, after repayment of the outstanding indebtedness, were used to pay transaction costs and to fund certain of the aforementioned capital reserve requirements.

        The joint venture agreement and an amendment thereto dated September 30, 1985 provide that the distribution of cash flow for any year shall first be distributed to a partner in the amount of the other partner's deficit. The other partner's deficit is defined to be an amount equal to 10% of the excess aggregate amount required to be loaned to the joint venture over the aggregate amount actually so loaned to the joint venture by such partner. In 1993, the Partnership advanced 100% of the funds required to close the refinancing transaction referred to above, which totalled approximately $320,000. During fiscal 1995, $113,000 of such advances were repaid leaving an unpaid balance of $207,000 as of September 30, 1995. The joint venture agreement further provides that, from available cash flow, an annual amount of $138,000 will be distributed to the Partnership and then an annual amount of $37,000 will be distributed to the Co-Venturer. The next $14,500 in excess of such preferred returns in any year would be distributed 75% to the Partnership and 25% to the Co-Venturer; the next $43,600 would be distributed 65% to the Partnership and 35% to the Co-Venturer; the next $64,600 would be distributed 55% to the Partnership and 45% to the Co-Venturer; and any remaining cash flow would be distributed 50% to the Partnership and 50% to the Co-Venturer. The amount and timing of actual cash distributions are restricted by the Computation of Surplus Cash, Distributions and Residual Receipts as defined under the HUD financing agreement.

        The joint venture agreement also provides that the taxable income or tax loss without regard to depreciation expense in each year will be allocated to the joint venture partners according to a formula which generally follows the distribution of cash flow. The depreciation expense resulting from the adjustment of the operating property basis is allocated to the Co-Venturer. Other depreciation expense is allocated equally to the Partnership and the Co-Venturer in the amount of the respective payments made to the reserves of the joint venture, with any remaining balance allocated in the same proportions as the preference returns in such fiscal year. Allocations of the venture's operations between the Partnership and the Co-Venturer for financial reporting purposes have been made in conformity with the allocations of taxable income or tax loss. It is expected that the venture partner's subordinated deficit, which totalled approximately $1,713,000 as of September 30, 1995, will be more than offset by the future gain to be allocated to the Co-Venturer on the sale of the operating investment property.

        Under the terms of the joint venture agreement, the Partnership is to receive $1,162,500 as a first priority in distributions of sale or refinancing proceeds after the repayment of any loans from the Partnership and the Co-Venturer to the joint venture. The next $407,500 of such proceeds would be distributed to the Co-Venturer. The next $2,500,000 of such proceeds would be distributed 65% to the Partnership and 35% to the Co-Venturer. Any remaining proceeds would be distributed 50% to the Partnership and 50% to the Co-Venturer.

        If additional cash is required in connection with the joint venture, the joint venture agreement calls for such funds to be provided by the Partnership and the Co-Venturer, in equal amounts, as loans to the joint venture.

        The joint venture has entered into a management agreement with an affiliate of the Co-Venturer, cancellable at the Partnership's option upon the occurrence of certain events, that provides for a management fee of 5% of gross revenues. Management fees of $123,000, $119,000 and $116,000 were received by the property manager for the years ended September 30, 1995, 1994 and 1993, respectively.

        Included in the balance of cash and cash equivalents at September 30, 1995 and 1994 is approximately $110,000 and $97,000, respectively, of security deposits received from tenants of the Spanish Trace Apartments.

        Accounts receivable - affiliates at September 30, 1994 consisted of prepaid distributions of $13,000 received by the Co-Venturer. Such distributions were earned in fiscal 1995.

        The following is a summary of property operating expenses for the years ended September 30, 1995, 1994 and 1993 (in thousands):

                                             1995       1994        1993
                                             ----       ----        ----
      Property operating expenses:
        Repairs and maintenance           $   293     $   262       $ 349
        Salaries and related costs            256         291         285
        Management fees                       123         120         116
        Utilities                             143         138         120
        Administrative and other              110          85          78
        Insurance                              12          30          49
                                         --------   ---------     -------
                                          $   937     $   926       $ 997
                                          =======     =======       =====

5.  Mortgage Note Payable

       The mortgage note payable on the consolidated balance sheet relates to the Spanish Trace joint venture and is secured by that venture's operating investment property.

       Mortgage note payable consists of the following at September 30 (in thousands):

                                                        1995           1994
                                                        ----           ----

      7.35%   nonrecourse   mortgage
      loan  secured  by the  Spanish
      Trace  Apartments,  payable in
      monthly          installments,
      including     principal    and
      interest  of  $66,000  through
      August    1,     2028.     The
      remaining      balance      of
      principal  and interest is due
      September    1,    2028   (see
      discussion below)                                $9,856         $9,924
                                                       ======         ======


        In addition to the monthly principal and interest payment, the property submits monthly escrow deposits of $21,000 for tax and insurance escrows and replacement reserves. The loan is insured by the U.S. Department of Housing and Urban Development (HUD). Under the HUD loan program, the venture is required to obtain mortgage insurance to cover the outstanding principal balance of the loan. Mortgage insurance premiums paid during fiscal 1995 and 1994 totalled $76,000 and $108,000, respectively, and are included in interest expense and related financing fees on the accompanying statements of operations.

        Scheduled   maturities  of  the  long-term   debt  are  as  follows  (in
thousands):

                   1996         $        73
                   1997                  79
                   1998                  85
                   1999                  91
                   2000                  97
                   Thereafter         9,431
                                 ----------
                                  $   9,856
6.  Contingencies

      The Partnership is involved in certain legal actions. The Managing General Partner believes these actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.


-----------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
Schedule III - Real Estate and Accumulated Depreciation
                           PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1995
                               (In thousands)


                                                                                                                      Life on Which
                         Initial Costs to       Costs        Gross Amounts at Which Carried at                          Depreciation
                         Partnership          Capitalized             Close of period                                    in Latest
                                  Buildings   (Removed)          Buildings                                               Income
                                   and        Subsequent to      and                  Accumulated  Date of      Date     Statement
Description Encumbrances(A) Land  Improvements Acquisition Land Improvements Total(B) Depreciation Construction Acquired is Computed



Apartment Complex:
St. Louis, MO .   $ 9,856   $ 1,116   $ 9,259   $ 2,090   $ 1,116   $11,349   $12,465   $ 7,795   1970         12/23/80    5-31 yrs.

                  =======   =======   =======   =======   =======   ======   =======    ======


 Notes


(A)This property is owned by a joint venture and is encumbered by debt which matures in the year 2028; see Notes 4 and 5 of Notes to Consolidated
   Financial Statements for a further discussion of the joint venture and debt agreements.

(B)The operating investment property is classified as held for sale and carried at its net book value of $4,670,000 on the accompanying balance sheets at September 30, 1995 (see Notes 2 and 4 for a further discussion). The aggregate cost of real estate owned at September 30, 1995 for Federal income tax purposes is approximately $11,497,000.

(C) Reconciliation of real estate owned:

                                          1995            1994          1993
                                          ----            ----          ----

     Balance at beginning of year        $11,706        $10,997        $10,979
     Acquisitions and improvements           759            709             18
                                         -------        -------        -------
     Balance at end of year              $12,465        $11,706        $10,997
                                         =======        =======        =======

(D) Reconciliation of accumulated depreciation:

     Balance at beginning of year      $   7,795       $  7,265       $  6,741
     Depreciation expense                      -            530            524
                                       ---------       --------       --------
     Balance at end of year            $   7,795       $  7,795       $  7,265
                                       =========       ========       ========
