Form 10-Q
period 1995-12-31
PAINEWEBBER INCOME PROPERTIES TWO LTD PARTNERSHIP
filed 1996-02-14
CIK 313044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                     For the transition period from to .


                        Commission File Number : 0-10977


           PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


 Delaware                                             04-2689565
(State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                         Identification No.)



265 Franklin Street, Boston, Massachusetts                     02110
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                                     ASSETS
                                 (In thousands)

                                             Consolidated
                                             Statement of
                                             Net Assets
                                             in Liquidation        Consolidated
                                         December 31, 1995        Balance Sheet
                                            (Unaudited)      September 30, 1995

Investment property held for sale, net        $      -             $  4,670
Cash and cash equivalents                        2,370                  638
Restricted escrow deposits                           -                  774
Accounts receivable - affiliate                    451                    -
Prepaid expenses                                     -                   33
Deferred expenses, net                               -                  222
                                              --------             --------
                                              $  2,821             $  6,337
                                              ========             ========

                        LIABILITIES AND PARTNERS' DEFICIT

Mortgage note payable                         $      -             $  9,856
Accounts payable and accrued expenses              119                   87
Real estate taxes payable                            -                  106
Tenant security deposits                             -                   97
Accrued interest payable                             -                   60
Deferred revenues                                    -                    4
Disposition fee payable to Adviser                 261                    -
Distribution payable to limited partners         2,441                    -
                                              --------             --------
        Total liabilities                        2,821               10,210

Venture partner's subordinated deficit               -               (1,713)
Partners' deficit                                    -               (2,160)
                                             ---------             --------
                                                                   $  6,337
                                                                   ========
Net Assets in Liquidation                   $        0
                                            ===========

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the three months ended December 31, 1995 and 1994 (Unaudited)
                                 (In thousands)

                                                      General        Limited
                                                      Partners       Partners

Balance at September 30, 1994                      $       6          $(2,553)
Net income                                                 -               44
                                                   ---------          -------
Balance at December 31, 1994                       $       6          $(2,509)
                                                   =========          =======

Balance at September 30, 1995                      $       9          $(2,169)
Cash distributions                                         -           (2,441)
Net income (loss)                                         (9)           4,610
                                                   ---------         --------
Balance at December 31, 1995                       $       -         $      -
                                                   =========         ========


                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                    CONSOLIDATED  STATEMENTS OF OPERATIONS
 For the three months ended December 31, 1995 and 1994 (Unaudited)
                      (In thousands, except per Unit data)


                                                1995                    1994
                                                ----                    ----

Revenues:
  Rental revenues                               $  618                  $ 575
  Interest and other income                         37                     63
                                                ------                  -----
                                                   655                    638

Expenses:
  Property operating expenses                      226                    306
  Interest expense and
    related financing fees-                        189                    182
  Depreciation and amortization                      -                      4
  Real estate taxes                                 32                     46
  General and administrative                       134                     18
                                                ------                  -----
                                                   581                    556
                                                ------                  -----
Operating income                                    74                     82

Venture partner's share of venture's
  operations                                      (151)                   (38)

Gain on sale of Partnership's
  remaining investment                           4,939                      -

Disposition fee owed to Adviser                   (261)                     -
                                               -------                -------

Net income                                     $ 4,601                $    44
                                               =======                =======

Net income per Limited Partnership Unit        $294.84                  $2.83
                                               =======                  =====



   The above net income per Limited Partnership Unit is based upon the 15,445 Limited Partnership Units outstanding during each period.














                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                     CONSOLIDATED  STATEMENTS OF CASH FLOWS
 For the three months ended December 31, 1995 and 1994 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                        1995            1994
                                                        ----            ----

Cash flows from operating activities:
  Net income                                           $ 4,601        $    44
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                           -              4
     Venture partner's share of venture's operations       151             38
     Gain on sale of Partnership's remaining
      investment                                       ( 4,939)             -
     Changes in assets and liabilities:
      Restricted escrow deposits                             -            519
      Prepaid expenses                                       -            (28)
      Accounts payable and accrued expenses                 98             37
      Real estate taxes payable                              -           (144)
      Disposition fee payable to Adviser                   261              -
                                                      --------       --------
        Total adjustments                               (4,429)           426
                                                      --------       --------
        Net cash provided by operating activities          172            470
                                                      --------       --------

Cash flows from investing activities:
  Additions to investment property held for sale             -           (312)
  Net proceeds from sale of joint venture
     investment                                          2,300              -
                                                      --------       --------
        Net cash provided by (used for)
           investing activities                          2,300           (312)
                                                      --------       --------

Cash flows from financing activities:
  Cash flow distributions to co-venture partner           (151)             -
  Principal payments on mortgage note payable                -            (17)
                                                     ---------       ---------
        Net cash used for investing activities            (151)           (17)
                                                     ---------       ---------

Net increase in cash and cash equivalents                2,321            141

Cash and cash equivalents, beginning of period             638            203

Less:  cash and cash equivalents of
  consolidated joint venture,
  beginning of period                                     (589)             -
                                                     ---------       --------

Cash and cash equivalents, end of period             $   2,370        $   344
                                                     =========        =======

Cash paid during the period for interest             $     181        $   182
                                                     =========        =======



                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Organization and Planned Liquidation

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

     As of December 31, 1995, the Partnership's interest in all three operating investment properties had been sold, with the final sale occurring on December 29, 1995. The Partnership's remaining investment was a joint venture interest in the Spanish Trace Apartments, located in St. Louis, Missouri. Spanish Trace Apartments is a 372-unit, twenty-four year old, garden-style rental property. On December 29, 1995, the Partnership sold its interest in the joint venture for $2,300,000 as further described in Note 3. The partners intend to liquidate all remaining assets and distribute the remaining cash (net of liquidation-related expenses) to the Limited Partners and the Adviser pursuant to the Partnership Agreement (see Note 4). On February 15, 1996, the limited partners will receive a final distribution of $158.03 per Unit, representing a capital distribution of $148.92 from the sale of the Partnership's interest in the Spanish Trace Apartments and a liquidation distribution of $9.11.

2.    Basis of Presentation

     As a result of the sale of the Partnership's interest in the Spanish Trace joint venture on December 29, 1995 and management's plans to terminate the Partnership, as discussed in Note 1, the Partnership changed its basis of accounting from going concern basis to the liquidation basis as of December 31, 1995. Accordingly, all non-liquid assets are state at their estimated net realizable value and all liabilities reflect their estimated settlement amounts at December 31, 1995. All liquidation-related expenses were accrued at December 31, 1995 and are included in general and administrative expenses on the accompanying statement of operations for the three-month period ended December 31, 1995.

3.    Real Estate Investment

     At September 30, 1995, the Partnership had an ownership interest in one joint venture, Spanish Trace Associates, which owns the Spanish Trace Apartments, a 372-unit apartment complex located in St. Louis, Missouri. The Partnership sold its interest in the joint venture which owns the Spanish Trace Apartments on December 29, 1995 as described below. Prior to the date of the sale of the Partnership's interest, this joint venture was consolidated in the Partnership's financial statements, and therefore, the assets, liabilities, revenues and expenses of the venture appear in the consolidated statements. The effects of all transactions between the Partnership and the consolidated joint venture have been eliminated in consolidation. For fiscal 1996, revenues and expenses of the venture appear in the consolidated statements of operations for the period October 1, 1995 through December 29, 1995.

     On December 29, 1995, the Partnership sold its interest in the Spanish Trace Apartments to an affiliate of the co-venture partner for a net price of approximately $2.3 million. The net sales price for the Partnership's equity interest was based upon an agreed upon fair market value of the property of $13.3 million. The agreed upon fair market value, of $13.3 million, is supported by management's most recent independent appraisal of Spanish Trace Apartments and by the marketing efforts to third-parties which were conducted prior to consummation of the sale transaction. Under the terms of the Spanish Trace joint venture agreement, the co-venture partner had the right to match any third-party offer to purchase the property. Accordingly, a negotiated sale to the co-venturer or its affiliate at the appropriate market price represented the most expeditious and advantageous way for the Partnership to sell this remaining investment. In addition to the net sale proceeds, the Partnership was due to receive distributions totalling $508,000 from the Spanish Trace joint venture, representing the Partnership's share of the venture's undistributed net cash flow through the date of the sale in accordance with the joint venture agreement and the sale contract. At the time of the sale, the Partnership received $57,000 of such distributions. The remaining $451,000 will be received after the venture obtains approval from HUD (See Note 5) to release the funds.

     The following is a summary of property operating expenses for the period October 1, 1995 to December 29, 1995 and the three-month period ended December 31, 1994 (in thousands):
                                                     1995           1994
                                                     ----           ----

      Repairs and maintenance                     $    34         $  105
      Utilities                                        56             38
      Insurance                                        10             10
      Management fees                                  33             29
      Administrative and other                         93            124
                                                  -------        -------
                                                  $   226        $   306
                                                  =======        =======


4.    The Partnership Agreement and Related Party Transactions

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

       In accordance with the Partnership Agreement, sale or refinancing proceeds are to be distributed first, 100% to the Limited Partners until the Limited Partners have received their original capital contributions and a cumulative annual return of 7% based upon a Limited Partner's adjusted capital contributions, as defined in the Partnership Agreement. Next, any remaining sale or refinancing proceeds are payable to the Adviser as a disposition fee up to an amount equal to 3/4% of the aggregate selling prices of the Partnership's properties. Any remaining sale or refinancing proceeds are to be distributed 85% to the Limited Partners and 15% to the General Partners. As discussed further in
Note 3, the Partnership has completed the sale of its final remaining investment. Based on the proceeds received from this sale transaction, subsequent to the distribution of $158.03 per Unit to be paid on February 15, 1996, the Limited Partners will have received cumulative distributions in an amount equal to a return of the Limited Partners' original capital contributions plus a cumulative 7% annual return. Based on the estimate of final liquidation-expenses, there will be residual cash proceeds of approximately $261,000 available to pay some, but not all, of the aforementioned disposition fee to the Adviser. Based on the aggregate selling prices of the Partnership's properties, the Adviser would be entitled to receive a disposition fee of up to $433,000. The Adviser may agree to reassign its rights to the disposition fee from the Partnership in connection with a proposed settlement of the legal actions referred to in Note 6.

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

     Included in general and administrative expenses for each of the three-month periods ended December 31, 1995 and 1994 is $8,000 representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership. An additional $23,000 is also included in general and administrative expenses for services to be rendered through the liquidation of the Partnership.

     Also included in general and administrative expenses for the three-month period ended December 31, 1994 is $400 representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

      5.  Mortgage Note Payable

         The mortgage note payable on the consolidated balance sheet as of September 30, 1995 relates to the Spanish Trace joint venture and is secured by that venture's operating investment property. As described in Note 3, the Partnership sold its interest in the joint venture which owns the Spanish Trace Apartments on December 29, 1995. Mortgage note payable consisted of the following at September 30, 1995 (in thousands):

                                                  September 30

     7.35%  nonrecourse  mortgage loan
     secured by the Spanish Trace  Apartments,
     payable in monthly  installments,
     including  principal and interest of $66
     through August 1, 2028. The remaining
     balance of principal and interest is
     due September 1, 2028 (see discussion
     below).                                      $ 9,856
                                                  =======

      On August 31, 1993, the joint venture refinanced the existing debt on Spanish Trace Apartments with a new loan insured by the U.S. Department of Housing and Urban Development (HUD). As part of the HUD insured loan program, the operating investment property was required to establish an escrow account for a replacement reserve and other required repairs. The balance of these restricted escrow deposits totalled approximately $774,000 as of September 30, 1995.

     6.  Contingencies

      The Partnership is involved in certain legal actions. The Managing General Partner believes that such actions will be resolved without material adverse effect on the Partnership's financial statements, taken as a whole.

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

      On December 29, 1995, the  Partnership  sold it's remaining  investment in the Spanish Trace Apartments, located in St. Louis, Missouri. Spanish Trace Apartments is a 372-unit, twenty-four year old, garden-style rental property. The Partnership sold its interest in the Spanish Trace Apartments to an affiliate of the co-venture partner for a net price of approximately $2.3 million. The net sales price for the Partnership's equity interest is based upon an agreed upon fair market value of the property of $13.3 million. The agreed upon fair market value, of $13.3 million, is supported by management's most recent independent appraisal of Spanish Trace and by the marketing efforts to third-parties which were conducted prior to the consummation of the sales transaction. Under the terms of the Spanish Trace joint venture agreement, the co-venture partner has the right to match any third-party offer to purchase the property. Accordingly, a negotiated sale to the co-venturer or its affiliate at the appropriate market price represented the most expeditious and advantageous way for the Partnership to sell this remaining investment. In addition to the net sale proceeds, the Partnership was due to receive distributions totalling $508,000 from the Spanish Trace joint venture, representing the Partnership's share of the venture's undistributed net cash flow through the date of the sale in accordance with the joint venture agreement and sale contract. At the time of the sale, the Partnership received $57,000 of such distributions. The remaining $451,000 will be received after the venture obtains approval from HUD to release the funds.

      The partners intend to liquidate all remaining assets and distribute the remaining cash (net of liquidation-related expenses) to the Limited Partners and the Adviser pursuant to the Partnership Agreement. On February 15, 1996, the Limited Partners will receive a final distribution of $158.03 per original $1,000 unit, representing a capital distribution of $148.92 from the sale of the Partnership's interest in the Spanish Trace Apartments and a liquidation distribution of $9.11

       In accordance with the Partnership Agreement, sale or refinancing proceeds are to be distributed first, 100% to the Limited Partners until the Limited Partners have received their original capital contributions and a cumulative annual return of 7% based upon a Limited Partner's adjusted capital contributions, as defined in the Partnership Agreement. Next, any remaining sale or refinancing proceeds are payable to the Adviser as a disposition fee up to an amount equity to 3/4% of the aggregate selling prices of the Partnership's properties. Any remaining sale or refinancing proceeds are to be distributed 85% to the Limited Partners and 15% to the General Partners. As discussed further above, the Partnership has completed the sale of its final remaining investment. Based on the proceeds received from this sale transaction, subsequent to the special distribution to be paid on February 15, 1996, the Limited Partners will have received cumulative distributions in an amount equity to a return of the Limited Partners' original capital contributions plus accumulative 7% annual return. Based on the estimate of final liquidation-expenses, there will be residual cash proceeds of approximately $261,000 available to pay some, but not all, of the aforementioned disposition fee to the Adviser. Based on the aggregate prices of the Partnership's properties, the Adviser would be entitled to receive a disposition fee of up to $433,000. The Adviser may agree to reassign its right to the disposition fee from the Partnership in connection with a proposed settlement of the legal actions brought against the Adviser and its affiliates related to a number of partnership offerings sponsored by PaineWebber.

       At December 31, 1995, the Partnership had cash and cash equivalents of approximately $2,370,000. In addition, as discussed further above, approximately $451,000 is due the Partnership from the Spanish Trace joint venture for the Partnership's share of distributable cash flow through the date of sale. From the available remaining cash, a distribution of $158.03 per original $1,000 per Unit, or $2,441,000, will be paid to the Limited Partners on February 15, 1996. The balance of the remaining cash will be used for expenses associated with winding up the Partnership's business and completing a formal liquidation. An amount of residual cash of approximately $261,000 is expected to be available after the payment of all liquidation-related expenses. As discussed further above, this residual amount will be paid to the Adviser or its designated assignee in accordance with the Partnership Agreement.

Results of Operations
Three Months Ended December 31, 1995

      The Partnership reported net income of $4,601,000 for the three-month period ended December 31, 1995, as compared to net income of $44,000 recognized in the prior year. The increase in net income resulted from the sale of the Partnership's interest in the Spanish Trace Apartments on December 29, 1995, as more fully described above. The Partnership recognized a gain of $4,939,000 in connection with the sale of its venture interest due to prior year non-cash depreciation charges which reduced the net book value of the operating investment property below its fair market value at the time of the sale. The gain on the sale of the interest in Spanish Trace was partly offset by the disposition fee owed to the Adviser, as discussed further above and by a decrease in the Partnership's operating income.

      The Partnership's operating income decreased by $8,000 for the quarter ended December 31, 1995 compared to the same period in the prior year. This decrease in operating income was mainly the result of an increase in Partnership general and administrative expenses. General and administrative expenses increased as a result of the accrual of expenses associated with the planned liquidation of the Partnership, as more fully described above. At December 31, 1995, $119,000 of expenses representing estimated costs for services to be rendered through the Partnership's final liquidation date were accrued as a result of management's announced liquidation plan. These costs include, among other items, legal, accounting, tax preparation, securities law compliance, investor communications, printing and audit expenses. The increase in Partnership general and administrative expenses was partially offset by an improvement in the operating results of the Spanish Trace Apartments in the current quarter. The revenues and expenses of the Spanish Trace joint venture were consolidated with the operations of the Partnership through the dale of the sale, December 29,1995. Revenues were up at the Spanish Trace Apartments during the first quarter reflecting the increases in rental rates made possible by the capital improvement program, as discussed further in the Partnership's Annual Report. The improved market conditions for multi-family properties also contributed to the favorable change in rental revenues at Spanish Trace. Property operating expenses were down due to less repair and maintenance work performed during the quarter ended December 31, 1995 than in the prior year.

                                     PART II
                                Other Information

Item 1. Legal Proceedings


      In November 1994, a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Second Income Properties, Inc., an affiliate of PaineWebber and the Managing General Partner in the Partnership. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

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

      In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to investors in Paine Webber Income Properties Two Limited Partnership. Pursuant to provisions of the Partnership Agreement and other contractual obligations, under certain circumstances the Partnership may be required to indemnify Second Income Properties, Inc. and its affiliates for costs and liabilities in connection with this litigation. Management has had discussions with representatives of PaineWebber and, based on such discussions, the Partnership does not believe that PaineWebber intends to invoke the aforementioned indemnifications in connection with the settlement of this litigation.

Item 2. through 5.   NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits: NONE

(b)  Reports on Form 8-K:

   On January 16, 1996 a Current Report on Form 8-K was filed by the registrant reporting the sale of Partnership interest in the Spanish Trace Apartments on December 29, 1995.

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


                              PAINE WEBBER INCOME PROPERTIES TWO
                                    LIMITED PARTNERSHIP


                              By:  SECOND INCOME PROPERTIES INC.
                                   Managing General Partner




                              By: s/s Walter V. Arnold
                                 Walter V. Arnold
                                 Senior Vice President and
                                 Chief Financial Officer


Dated:  February 13, 1996