Form 10-Q
period 1996-03-31
PAINEWEBBER INCOME PROPERTIES TWO LTD PARTNERSHIP
filed 1996-05-14
CIK 313044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

            X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                       For the transition period from to .


                        Commission File Number : 0-10977


      PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP
 (Exact name of    registrant as specified in its charter)


             Delaware                                             04-2689565
(State or other jurisdiction of                                (I.R.S.Employer
incorporation or organization)                             dentification No.)



265 Franklin Street, Boston, Massachusetts                           02110
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code  (617) 439-8118


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

                                     ASSETS
                                 (In thousands)

                                              Consolidated
                                              Statement of
                                              Net Assets
                                              in Liquidation     Consolidated
                                              March 31, 1996     Balance Sheet
                                               (Unaudited)    September 30, 1995
                                             ---------------  ------------------
Investment property held for sale, net         $     -           $    4,670
Cash and cash equivalents                           39                  638
Restricted escrow deposits                           -                  774
Accounts receivable - affiliate                     48                    -
Prepaid expenses                                     -                   33
Deferred expenses, net                               -                  222
                                               -------           ----------
                                               $    87           $    6,337
                                               =======           ==========

                        LIABILITIES AND PARTNERS' DEFICIT

Mortgage note payable                          $     -           $    9,856
Accounts payable and accrued expenses               87                   87
Real estate taxes payable                            -                  106
Tenant security deposits                             -                   97
Accrued interest payable                             -                   60
Deferred revenues                                    -                    4
Disposition fee payable to Adviser                   -                    -
Distribution payable to limited partners             -                    -
                                               -------           ----------
        Total liabilities                           87               10,210

Venture partner's subordinated deficit               -               (1,713)
Partners' deficit                                    -               (2,160)
                                                 -----           ----------
                                                                  $   6,337
                                                                 ==========

Net Assets in Liquidation                      $     0
                                             =========

        CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
          For the six months ended March 31, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                General              Limited
                                                Partners             Partners

Balance at September 30, 1994                  $     6              $(2,553)
Net income                                           1                   99
                                               -------              -------
Balance at March 31, 1995                      $     7              $(2,454)
                                               =======              =======

Balance at September 30, 1995                  $     9              $(2,169)
Cash distributions                                   -               (2,441)
Net income (loss)                                   (9)               4,610
                                               -------              -------
Balance at March 31, 1996                      $     -              $     -
                                               =======              =======

                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the three and six months ended March 31, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                    Three Months Ended      Six Months Ended
                                        March 31,               March 31,
                                    1996        1995       1996         1995


Revenues:
  Rental revenues                 $     -     $   588     $  618      $ 1,163
  Interest and other income             -          30         38           93
                                  -------     -------     ------      -------
                                        -         618        656        1,256

Expenses:
  Property operating expenses           -         261        226          567
  Interest expense and
    related financing fees-             -         182        189          364
  Depreciation and amortization         -           2          -            5
  Real estate taxes                     -          49         32           95
  General and administrative            -          23        134           42
                                  -------     -------     ------      -------
                                        -         517        581        1,073
                                  -------     -------     ------      -------
Operating income                        -         101         75          183

Venture partner's share of venture's
  operations                            -         (45)      (151)         (83)

Gain on sale of Partnership's
  remaining investment                  -           -      4,939            -

Disposition fee                         -           -       (262)           -
                                  -------     -------     ------      -------

Net income                        $     -     $    56     $ 4,601     $   100
                                  =======     =======     =======     =======

Net income per Limited
Partnership Unit                  $     -     $  3.58     $298.48     $  6.41
                                  =======     =======     =======     =======

Cash distributions per Limited
Partnership Unit                  $158.03     $     -     $158.03     $     -
                                  =======     =======     =======     =======



   The above net income and cash distributions per Limited Partnership Unit is based upon the 15,445 Limited Partnership Units outstanding during each period.










                             See accompanying notes.

             PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the six months ended March 31, 1996 and 1995 (Unaudited)
                Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                        1996            1995

Cash flows from operating activities:
  Net income                                          $  4,601        $   100
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                           -              5
     Venture partner's share of venture's operations       151             83
     Gain on sale of Partnership's remaining
           investment                                   (4,939)             -
     Changes in assets and liabilities:
      Restricted escrow deposits                           403            621
      Accounts receivable - affiliates                       -             12
      Prepaid expenses                                       -             (9)
      Accounts payable and accrued expenses                 66            113
      Real estate taxes payable                              -            (95)
      Tenant security deposits and other liabilities         -              1
                                                        ------         ------
 Total adjustments                                      (4,319)           731
                                                        ------         ------
        Net cash provided by operating activities          282            831
                                                        ------         ------
Cash flows from investing activities:
  Additions to investment property held for sale             -           (438)
  Net proceeds from sale of joint venture investment     2,300              -
        Net cash provided by (used for)                 ------         ------
           investing activities                          2,300           (438)
                                                        ------         ------

Cash flows from financing activities:
  Distribution to Limited Partners                      (2,441)             -
  Cash flow distributions to co-venture partner           (151)             -
  Principal payments on mortgage note payable                -            (33)
                                                        ------         ------
        Net cash used for investing activities          (2,592)           (33)
                                                        ------         ------
Net (decrease) increase in cash and cash equivalents       (10)           360

Cash and cash equivalents, beginning of period             638            203

Less:  cash and cash equivalents of consolidated
 joint venture, beginning of period                       (589)             -
                                                        ------         ------
Cash and cash equivalents, end of period            $       39      $     563
                                                    ==========      =========
Cash paid during the period for interest            $      181      $     364
                                                    ==========      =========
                          See accompanying notes.

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

            As of March 31, 1996, the Partnership's interest in all three operating investment properties had been sold, with the final sale occurring on December 29, 1995. The Partnership's remaining investment was a joint venture interest in the Spanish Trace Apartments, located in St. Louis, Missouri. Spanish Trace Apartments is a 372-unit, twenty-four year old, garden-style rental property. On December 29, 1995, the Partnership sold its interest in the joint venture for $2,300,000 as further described in Note 3. On February 15, 1996, the Partnership paid a final distribution of $158.03 per Unit to the limited partners representing a capital distribution of $148.92 from the sale of the Partnership's interest in the Spanish Trace Apartments and a liquidation distribution of $9.11. The Partnership is in the process of winding up its affairs, and management expects to complete a formal liquidation of the Partnership by June 30, 1996.

2.    Basis of Presentation

      As a result of the sale of the Partnership's interest in the Spanish Trace joint venture on December 29, 1995 and management's plans to terminate the Partnership, as discussed in Note 1, the Partnership changed its basis of accounting from going concern basis to the liquidation basis as of December 31, 1995. Accordingly, all non-liquid assets are state at their estimated net realizable value and all liabilities reflect their estimated settlement amounts at March 31, 1996. All liquidation-related expenses were accrued at March 31, 1996 and are included in general and administrative expenses on the accompanying statement of operations for the six-month period ended March 31, 1996.

3.    Real Estate Investment

            At September 30, 1995, the Partnership had an ownership interest in one joint venture, Spanish Trace Associates, which owns the Spanish Trace Apartments, a 372-unit apartment complex located in St. Louis, Missouri. The Partnership sold its interest in the joint venture which owns the Spanish Trace Apartments on December 29, 1995 as described below. Prior to the date of the sale of the Partnership's interest, this joint venture was consolidated in the Partnership's financial statements, and therefore, the assets, liabilities, revenues and expenses of the venture appeared in the consolidated statements. The effects of all transactions between the Partnership and the consolidated joint venture were eliminated in consolidation. For fiscal 1996, revenues and expenses of the venture appear in the consolidated statement of operations for the period October 1, 1995 through December 29, 1995.

            On December 29, 1995, the Partnership sold its interest in the Spanish Trace Apartments to an affiliate of the co-venture partner for a net price of approximately $2.3 million. The net sales price for the Partnership's equity interest was based upon an agreed upon fair market value of the property of $13.3 million. The agreed upon fair market value, of $13.3 million, was supported by management's most recent independent appraisal of Spanish Trace Apartments and by the marketing efforts to third-parties which were conducted prior to consummation of the sale transaction. Under the terms of the Spanish Trace joint venture agreement, the co-venture partner had the right to match any third-party offer to purchase the property. Accordingly, a negotiated sale to the co-venturer or its affiliate at the appropriate market price represented the most expeditious and advantageous way for the Partnership to sell its remaining investment. In addition to the net sale proceeds, the Partnership was due to receive distributions totalling $509,000 from the Spanish Trace joint venture, representing the Partnership's share of the venture's undistributed net cash flow through the date of the sale in accordance with the joint venture agreement and the sale contract. As of March 31, 1996, the Partnership had received approximately $461,000 of such distributions. Subsequent to the quarter end, the Partnership received the remaining balance of approximately $48,000 due from the joint venture. Such amounts will be used for the payment of Partnership liquidation expenses.

            The following is a summary of property operating expenses for the period October 1, 1995 to December 29, 1995 and the six-month period ended March 31, 1995 (in thousands):

                                December 29,     March 31,
                                    1995           1995

      Repairs and maintenance   $    34        $   163
      Utilities                      56             76
      Insurance                      10             44
      Management fees                33             59
      Administrative and other       93            225
                                -------        -------
                                $   226        $   567
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

       In accordance with the Partnership Agreement, sale or refinancing proceeds are to be distributed first, 100% to the Limited Partners until the Limited Partners have received their original capital contributions and a cumulative annual return of 7% based upon a Limited Partner's adjusted capital contributions, as defined in the Partnership Agreement. Next, any remaining sale or refinancing proceeds are payable to the Adviser as a disposition fee up to an amount equal to 3/4% of the aggregate selling prices of the Partnership's properties. Any remaining sale or refinancing proceeds are to be distributed 85% to the Limited Partners and 15% to the General Partners. As discussed further in
Note 3, the Partnership completed the sale of its final remaining investment on December 29, 1995. With the $158.03 per Unit distribution paid on February 15, 1996, the Limited Partners received cumulative distributions in an amount equal to a return of the Limited Partners' original capital contributions plus a cumulative 7% annual return. Based on the aggregate prices of the Partnership's properties, the Adviser would have been entitled to receive a disposition fee of up to approximately $433,000. Residual cash proceeds, after estimated final liquidation expenses, limited the amount of the disposition fee paid to the Adviser to approximately $262,000.

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

       Included in general and administrative expenses for each of the six-month periods ended March 31, 1996 and 1995 is $8,000 representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership. An additional $16,000 is also included in general and administrative expenses for services to be rendered through the liquidation of the Partnership.

     Also included in general and administrative expenses for the six-month period ended March 31, 1995 is $600 representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.
      5. Mortgage Note Payable

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

                                                  September 30

     7.35% nonrecourse  mortgage
     loan secured by the Spanish
     Trace  Apartments, payable
     in monthly installments,
     including principal and
     interest of $66 through
     August 1, 2028. The remain-
     ing balance of principal and
     interest is due September 1,
     2028 (see  discussion  below).                $  9,856
                                                   ========
     On August 31, 1993, the joint venture refinanced the existing debt on Spanish Trace Apartments with a new loan insured by the U.S. Department of Housing and Urban Development (HUD). As part of the HUD insured loan program, the operating investment property was required to establish an escrow account for a replacement reserve and other required repairs. The balance of these restricted escrow deposits totalled approximately $774,000 as of September 30, 1995.
     6. Contingencies

      The Partnership is involved in certain legal actions. At the present time, the Managing General Partner cannot estimate the impact, if any, of these matters on the Partnership's financial statements, taken as a whole.

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

            On February 15, 1996, the Limited Partners received a final distribution of $158.03 per original $1,000 unit, representing a capital distribution of $148.92 from the sale of the Partnership's interest in the Spanish Trace Apartments and a liquidation distribution of $9.11. The Partnership is in the process of winding up its affairs, and management expects to complete a formal liquidation of the Partnership by June 30, 1996.

            As previously reported, on December 29, 1995, the Partnership sold it's remaining investment in the Spanish race Apartments, located in St. Louis, Missouri. Spanish Trace Apartments is a 372-unit, twenty-four year old, garden-style rental property. The Partnership sold its interest in the Spanish Trace Apartments to an affiliate of the co-venture partner for a net price of approximately $2.3 million. The net sales price for the Partnership's equity interest was based upon an agreed upon fair market value of the property of $13.3 million. The agreed upon fair market value, of $13.3 million, was supported by management's most recent independent appraisal of Spanish Trace and by the marketing efforts to third-parties which were conducted prior to the consummation of the sales transaction. Under the terms of the Spanish Trace joint venture agreement, the co-venture partner had the right to match any third-party offer to purchase the property. Accordingly, a negotiated sale to the co-venturer or its affiliate at the appropriate market price represented the most expeditious and advantageous way for the Partnership to sell its remaining investment. In addition to the net sale proceeds, the Partnership was due to receive distributions totalling approximately $509,000 from the Spanish Trace joint venture, representing the Partnership's share of the venture's undistributed net cash flow through the date of the sale in accordance with the joint venture agreement and sale contract. As of March 31, 1996, the Partnership had received approximately $461,000 of such distributions. Subsequent to the quarter end, the Partnership received the remaining balance of approximately $48,000 due from the joint venture. Such amounts will be used for the payment of Partnership liquidation expenses.

       In accordance with the Partnership Agreement, sale or refinancing proceeds are to be distributed first, 100% to the Limited Partners until the Limited Partners have received their original capital contributions and a cumulative annual return of 7% based upon a Limited Partner's adjusted capital contributions, as defined in the Partnership Agreement. Next, any remaining sale or refinancing proceeds are payable to the Adviser as a disposition fee up to an amount equity to 3/4% of the aggregate selling prices of the Partnership's properties. Any remaining sale or refinancing proceeds are to be distributed 85% to the Limited Partners and 15% to the General Partners. With the $158.03 per Unit distribution paid on February 15, 1996, the Limited Partners received cumulative distributions in an amount equal to a return of the Limited Partners' original capital contributions plus a cumulative 7% annual return. Based on the aggregate prices of the Partnership's properties, the Adviser would have been entitled to receive a disposition fee of up to approximately $433,000. Residual cash proceeds, after estimated final liquidation expenses, limited the amount of the disposition fee paid to the Adviser to approximately $262,000.

      At March 31, 1996, the Partnership had cash and cash equivalents of approximately $39,000. In addition, as discussed further above, approximately $48,000, which was due from the Spanish Trace joint venture for the Partnership's share of the venture's distributable cash flow through the date of sale, was received subsequent to March 31, 1996. The Partnership's remaining cash assets will be used for expenses associated with winding up the Partnership's business and completing a formal liquidation.

Results of Operations
Six Months Ended March 31, 1996

      The Partnership reported net income of $4,601,000 for the six-month period ended March 31, 1996, as compared to net income of $100,000 for the same period in the prior year. The increase in net income resulted from the sale of the Partnership's interest in the Spanish Trace Apartments on December 29, 1995. The Partnership recognized a gain of $4,939,000 in connection with the sale of its venture interest due to prior year non-cash depreciation charges which reduced the net book value of the operating investment property below its fair market value at the time of the sale. The gain on the sale of the interest in Spanish Trace was partly offset by the disposition fee paid to the Adviser, as discussed further above, and by a decrease in the Partnership's operating income.

      The Partnership's operating income decreased by $108,000 for the six-month period ended March 31, 1996 compared to the same period in the prior year. This decrease in operating income was mainly the result of an increase in Partnership general and administrative expenses. General and administrative expenses increased as a result of the accrual of expenses associated with the planned liquidation of the Partnership, as more fully described above. At March 31, 1996, $87,000 of expenses representing estimated costs for services to be rendered through the Partnership's final liquidation date were accrued as a result of management's announced liquidation plan. These costs include, among other items, legal, accounting, tax preparation, securities law compliance, investor communications, printing and audit expenses. Due to the sale of the Partnership's interest in Spanish Trace, the results of operations for the current six-month period include the operations of Spanish Trace through December 29, 1995 and are not directly comparable to the full six months of operations in the prior six-month period.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

     As previously disclosed, Second Income Properties, Inc., the Managing General Partner of the Partnership, was a defendant in a class action lawsuit against PaineWebber Incorporated ("PaineWebber") and a number of its affiliates relating to PaineWebber's sale of 70 direct investment offerings, including the offering of interests in the Partnership. In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the class action outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and a plan of allocation which the parties expect to submit to the court for its consideration and approval within the next several months. Until a definitive settlement and plan of allocation is approved by the court, there can be no assurance what, if any, payment or non-monetary benefits will be made available to unitholders in PaineWebber Income Properties Two Limited Partnership. Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with this litigation. At the present time, the Managing General Partner cannot estimate the impact, if any, of this matter on the Partnership's financial statements, taken as a whole.

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


Dated:  May 12, 1996