Form 10-Q
period 1996-06-30
PAINEWEBBER INCOME PROPERTIES TWO LTD PARTNERSHIP
filed 1996-08-14
CIK 313044

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                      ----------------------------------

                                    FORM 10-Q

    X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                                           Consolidated
                                           Statement of
                                           Net Assets
                                           in Liquidation   Consolidated
                                           June 30, 1996    Balance Sheet
                                           (Unaudited)      September 30, 1995
                                          ------------      ------------------
                                                 (In thousands)
                             ASSETS

Investment property held for sale, net      $        -             $  4,670
Cash and cash equivalents                           92                  638
Restricted escrow deposits                           -                  774
Prepaid expenses                                     -                   33
Deferred expenses, net                               -                  222
                                           -----------             --------
                                           $        92             $  6,337
                                           ===========             ========

                        LIABILITIES AND PARTNERS' DEFICIT

Mortgage note payable                      $         -             $  9,856
Accounts payable and accrued expenses               92                   87
Real estate taxes payable                            -                  106
Tenant security deposits                             -                   97
Accrued interest payable                             -                   60
Deferred revenues                                    -                    4
                                           -----------            ---------
        Total liabilities                           92               10,210

Venture partner's subordinated deficit               -               (1,713)
Partners' deficit                                    -               (2,160)
                                           -----------             --------
                                                                   $  6,337
                                                                   ========

Net Assets in Liquidation                  $         0
                                           ===========

      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT) For the nine months ended June 30, 1996 and 1995 (Unaudited)
                                 (In thousands)

                                                General              Limited
                                                Partners             Partners
                                                --------             --------

Balance at September 30, 1994                   $    6              $(2,553)
Net income                                           2                  181
                                                ------              -------
Balance at June 30, 1995                        $    8              $(2,372)
                                                ======              =======

Balance at September 30, 1995                   $    9              $(2,169)
Cash distributions                                   -               (2,441)
Net income (loss)                                   (9)               4,610
                                                ------              -------
Balance at June 30, 1996                        $    -              $     -
                                                ======              =======


                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                      CONSOLIDATED  STATEMENTS  OF INCOME
     For the three and nine months ended June 30, 1996 and 1995 (Unaudited)
                      (In thousands, except per Unit data)

                                      Three Months Ended    Nine Months Ended
                                          June 30,               June 30,
                                   ---------------------  ---------------------
                                    1996        1995       1996         1995
                                    ----        ----       ----         ----


Revenues:
  Rental revenues                 $     -      $  591      $ 618     $  1,754
  Interest and other income            17          41         55          134
                                  -------      ------      -----     --------
                                       17         632        673        1,888

Expenses:
  Property operating expenses           -         174        226          715
  Interest expense and
    related financing fees              -         210        189          599
  Depreciation and amortization         -           1          -            7
  Real estate taxes                     -          49         32          144
  General and administrative           17          47        151           89
                                  -------      ------      -----     --------
                                       17         481        598        1,554
                                  -------      ------      -----     --------

Operating income                        -         151         75          334

Venture partner's share of
  venture's operations                  -         (69)       (41)        (151)
Gain on sale of Partnership's
  joint venture interest                -           -      4,829            -

Disposition fee                         -           -       (262)           -
                                  -------      ------      -----     --------
Net income                        $     -      $   82     $4,601     $    183
                                  =======      ======     ======     ========

Net income per Limited
 Partnership Unit                 $    -       $ 5.30     $298.48    $  11.71
                                  =======      ======     ======     ========


Cash distributions per Limited
 Partnership Unit                 $    -       $    -     $158.03     $     -
                                  =======      ======     ======      =======


   The above net income and cash distributions per Limited Partnership Unit are based upon the 15,445 Limited Partnership Units outstanding during each period.










                             See accompanying notes.

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

                     CONSOLIDATED  STATEMENTS  OF CASH FLOWS
     For the nine months ended June 30, 1996 and 1995 (Unaudited)
               Increase (Decrease) in Cash and Cash Equivalents
                                 (In thousands)


                                                        1996            1995
                                                        ----            ----

Cash flows from operating activities:
  Net income                                          $  4,601        $   183
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                           -              7
     Venture partner's share of venture's operations        41            151
     Gain on sale of Partnership's joint venture
      interest                                          (4,829)            -
     Changes in assets and liabilities:
      Restricted escrow deposits                             -            909
      Accounts receivable - affiliates                       -              -
      Prepaid expenses                                       -              5
      Deferred expenses                                      -            (60)
      Accounts payable and accrued expenses                 71            166
      Real estate taxes payable                              -            (95)
      Tenant security deposits and other liabilities         -              1
                                                       -------        -------
        Total adjustments                               (4,717)         1,084
                                                       -------        -------
        Net cash provided by (used in)
          operating activities                            (116)         1,267
                                                       -------        -------

Cash flows from investing activities:
  Additions to investment property held for sale             -           (642)
  Net proceeds from sale of joint venture interest       2,300              -
                                                      --------        --------

        Net cash provided by (used in)
           investing activities                          2,300          (642)
                                                      --------        -------

Cash flows from financing activities:
  Distribution to Limited Partners                      (2,441)             -
  Cash flow distributions to co-venture partner           (289)             -
  Principal payments on mortgage note payable                -            (51)
                                                      --------        -------

        Net cash used in investing activities          (2,730)           (51)
                                                      --------        --------

Net increase (decrease) in cash and cash equivalents      (546)           574

Cash and cash equivalents, beginning of period             638            203
                                                      --------        -------

Cash and cash equivalents, end of period             $      92        $   777
                                                     =========        =======

Cash paid during the period for interest             $     181        $   583
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

            As of June 30, 1996, the Partnership's interest in all three operating investment properties had been sold, with the final sale occurring on December 29, 1995. The Partnership's remaining investment was a joint venture interest in the Spanish Trace Apartments, located in St. Louis, Missouri. Spanish Trace Apartments is a 372-unit, twenty-four year old, garden-style rental property. On December 29, 1995, the Partnership sold its interest in the joint venture for $2,300,000 as further described in Note 3. On February 15, 1996, the Partnership paid a final distribution of $158.03 per Unit to the limited partners representing a capital distribution of $148.92 from the sale of the Partnership's interest in the Spanish Trace Apartments and a liquidation distribution of $9.11. The Partnership is in the process of winding up its affairs, and management expects to complete a formal liquidation of the Partnership by September 30, 1996.

2.    Basis of Presentation

      As a result of the sale of the Partnership's interest in the Spanish Trace joint venture on December 29, 1995 and management's plans to terminate the Partnership, as discussed in Note 1, the Partnership changed its basis of accounting from going concern basis to the liquidation basis as of December 31, 1995. Accordingly, all non-liquid assets are stated at their estimated net realizable value and all liabilities reflect their estimated settlement amounts at June 30, 1996. All liquidation-related expenses were accrued at June 30, 1996 and are included in general and administrative expenses on the accompanying statement of operations for the nine-month period ended June 30, 1996.

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

            On December 29, 1995, the Partnership sold its interest in the Spanish Trace Apartments to an affiliate of the co-venture partner for a net price of approximately $2.3 million. The net sales price for the Partnership's equity interest was based upon an agreed upon fair market value of the property of $13.3 million. The agreed upon fair market value, of $13.3 million, was supported by management's most recent independent appraisal of Spanish Trace Apartments and by the marketing efforts to third-parties which were conducted prior to consummation of the sale transaction. Under the terms of the Spanish Trace joint venture agreement, the co-venture partner had the right to match any third-party offer to purchase the property. Accordingly, a negotiated sale to the co-venturer or its affiliate at the appropriate market price represented the most expeditious and advantageous way for the Partnership to sell its remaining investment. In addition to the net sale proceeds, the Partnership received distributions totalling $509,000 from the Spanish Trace joint venture, representing the Partnership's share of the venture's undistributed net cash flow through the date of the sale in accordance with the joint venture agreement and the sale contract.

            The following is a summary of property operating expenses for the period October 1, 1995 to December 29, 1995 and the nine-month period ended June 30, 1995 (in thousands):

                                December 29,     June 30,
                                    1995           1995
                                -----------      -------

      Repairs and maintenance   $    34        $   234
      Utilities                      56             99
      Insurance                      10             29
      Management fees                33             91
      Administrative and other       93            262
                                -------        -------
                                $   226        $   715
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

     Included in general and administrative expenses for the nine-month periods ended June 30, 1996 and 1995 is $33,000 and $27,000, respectively, representing reimbursements to an affiliate of the Managing General Partner for providing certain financial, accounting and investor communication services to the Partnership. The expense for the nine-month period ended June 30, 1996 includes an estimate of future expenses for services to be rendered by this affiliate of the Managing General Partner through the Partnership's final liquidation.

     Also included in general and administrative expenses for the nine-month period ended June 30, 1995 is $1,000 representing fees earned by Mitchell Hutchins Institutional Investors, Inc. for managing the Partnership's cash assets.

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

                                                    September 30
                                                    ------------

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

 6. Contingencies

     The Partnership is involved in certain legal actions. At the present time, the Managing General Partner is unable to determine what impact, if any, the resolution of these matters may have on the Partnership's financial statements, taken as a whole.

            PAINE WEBBER INCOME PROPERTIES TWO LIMITED PARTNERSHIP

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     On February 15, 1996, the Limited Partners received a final distribution of $158.03 per original $1,000 unit, representing a capital distribution of $148.92 from the sale of the Partnership's interest in the Spanish Trace Apartments and a liquidation distribution of $9.11. The Partnership is in the process of winding up its affairs, and management expects to complete a formal liquidation of the Partnership by September 30, 1996.

     As previously reported, on December 29, 1995, the Partnership sold it's remaining investment in the Spanish Trace Apartments, located in St. Louis,
 Missouri. Spanish Trace Apartments is a 372-unit, twenty-four year old, garden-style rental property. The Partnership sold its interest in the Spanish Trace Apartments to an affiliate of the co-venture partner for a net price of approximately $2.3 million. The net sales price for the Partnership's equity interest was based upon an agreed upon fair market value of the property of $13.3 million. This agreed upon fair market value was supported by management's most recent independent appraisal of Spanish Trace and by the marketing efforts to third-parties which were conducted prior to the consummation of the sales transaction. Under the terms of the Spanish Trace joint venture agreement, the co-venture partner had the right to match any third-party offer to purchase the property. Accordingly, a negotiated sale to the co-venturer or its affiliate at the appropriate market price represented the most expeditious and advantageous way for the Partnership to sell its remaining investment. In addition to the net sale proceeds, the Partnership received distributions totalling approximately $509,000 from the Spanish Trace joint venture, representing the Partnership's share of the venture's undistributed net cash flow through the date of the sale in accordance with the joint venture agreement and sale contract.

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

     At June 30, 1996, the Partnership had cash and cash equivalents of approximately $92,000. The Partnership's remaining cash assets will be used for expenses associated with winding up the Partnership's business and completing a formal liquidation.

Results of Operations
Three Months Ended June 30, 1996

     The Partnership reported net income of $0 for the three-month period ended June 30, 1996 as compared to net income of $82,000 to the same period in the prior year. Due to the sale of the Partnership's interest in the Spanish Trace joint venture on December, 29, 1995 and management's planned liquidation of the Partnership, all estimable liquidation related expenses were accrued for and expensed as of December 31, 1995. As a result, the Partnership's operating results for the current three-month period are not directly comparable to the full three months of operations for the third quarter of fiscal 1995. The Partnership's operations in the current three-month period includes only interest income on cash reserves of $17,000 which was offset by additional professional fees accrued for during the current quarter for services to be rendered through the Partnership's final liquidation.

Nine Months Ended June 30, 1996

     The Partnership reported net income of $4,601,000 for the nine-month period ended June 30, 1996, as compared to net income of $183,000 for the same period in the prior year. The increase in net income resulted from the sale of the Partnership's interest in the Spanish Trace Apartments on December 29, 1995. The Partnership recognized a gain of $4,829,000 in connection with the sale of its venture interest due to prior year non-cash depreciation charges which reduced the net book value of the operating investment property below its fair market value at the time of the sale. The gain on the sale of the interest in Spanish Trace was partly offset by the disposition fee paid to the Adviser, as discussed further above, and by a decrease in the Partnership's operating income.

     The Partnership's operating income decreased by $259,000 for the nine-month period ended June 30, 1996 compared to the same period in the prior year. This decrease in operating income was the result of the sale of the Partnership's interest in Spanish Trace, a decrease in interest income and an increase in Partnership general and administrative expenses. Due to the sale of the Partnership's interest in Spanish Trace, the results of operations for the current nine-month period include the operations of Spanish Trace through December 29, 1995 and are not directly comparable to the full nine months of operations in the prior nine-month period. Interest income declined due to the final distribution payment to the Limited Partners made in February 1996, which resulted in a reduction in the Partnership's average outstanding cash balances. General and administrative expenses increased as a result of the accrual of expenses associated with the planned liquidation of the Partnership, as more fully described above. These costs include, among other items, legal, accounting, tax preparation, securities law compliance, investor communications, printing and audit expenses.

                                     PART II
                                Other Information

Item 1. Legal Proceedings

      As discussed in the prior quarterly and annual reports, in November 1994 a series of purported class actions (the "New York Limited Partnership Actions") were filed in the United States District Court for the Southern District of New York concerning PaineWebber Incorporated's sale and sponsorship of 70 limited partnership investments, including those offered by the Partnership. The lawsuits were brought against PaineWebber Incorporated and Paine Webber Group Inc. (together "PaineWebber"), among others, by allegedly dissatisfied partnership investors. In March 1995, after the actions were consolidated under the title In re PaineWebber Limited Partnership Litigation, the plaintiffs amended their complaint to assert claims against a variety of other defendants, including Second Income Properties Fund, Inc.. which is the Managing General Partner of the Partnership and affiliates of PaineWebber. On May 30, 1995, the court certified class action treatment of the claims asserted in the litigation.

     In January 1996, PaineWebber signed a memorandum of understanding with the plaintiffs in the New York Limited Partnership Actions outlining the terms under which the parties have agreed to settle the case. Pursuant to that memorandum of understanding, PaineWebber irrevocably deposited $125 million into an escrow fund under the supervision of the United States District Court for the Southern District of New York to be used to resolve the litigation in accordance with a definitive settlement agreement and plan of allocation. On July 17, 1996, PaineWebber and the class plaintiffs submitted a definitive settlement agreement which has been preliminarily approved by the court and provides for the complete resolution of the class action litigation, including releases in favor of the Partnership and the General Partners, and the allocation of the $125 million settlement fund among investors in the various partnerships at issue in the case. As part of the settlement, PaineWebber also agreed to provide class members with certain financial guarantees relating to some of the partnerships. The details of the settlement are described in a notice mailed directly to class members at the direction of the court. A final hearing on the fairness of the proposed settlement has been scheduled for October 25, 1996.

     The status of the other litigation involving the Partnership and its General Partners remains unchanged from the description provided in the Partnership's Quarterly Report on Form 10-Q for the period ended March 31, 1996.

     Under certain limited circumstances, pursuant to the Partnership Agreement and other contractual obligations, PaineWebber affiliates could be entitled to indemnification for expenses and liabilities in connection with the litigation discussed above. At the present time, the Managing General Partner cannot estimate the impact, if any, of the potential indemnification claims on the Partnership's financial statements, taken as a whole. Accordingly, no provision for any liability which could result from the eventual outcome of these matters has been made in the accompanying financial statements of the Partnership.

Item 2. through 5.  NONE

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:     NONE

(b)  Reports on Form 8-K: NONE

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


Dated:  August 13, 1996